Form 10-K
period 2009-12-31
Smartag International, Inc.
filed 2010-05-13
CIK 1469207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SMARTAG INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Nevada	81-0554149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1328 W. Balboa Blvd. Suite C Newport Beach, CA	92661
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(949) 903-0468

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☑      No   

As of May 12, 2010, there were 10,137,008 shares of stock held by non-affiliates.  As of May 12, 2010, 10,137,008 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Registration Statement carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

  PART I

ITEM 1                                BUSINESS

(a) Business Development
Smartag International, Inc., a Nevada corporation (“Smartag,” “Company,” “we,” “us,” or “our”), was formed as Theca Corporation on March 24, 1999 in Colorado.  The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. On November 29, 2004, we merged with Art4Love, Inc., a Delaware corporation, into Art4Love, Inc. a Nevada corporation.  Art4love, Inc. attempted to sell and lease art to companies and individuals from artists’ collections worldwide.  The Company ceased operations in December 2006.

On December 31, 2008, pursuant to a Share Purchase Agreement Chad Love Lieberman, the Company’s former majority stockholder and President, sold to Smartag Solutions Bhd. an aggregate of 10,000,000 shares of Company common stock (the “Sale”) which amounted to 98.6% of the Company.

On February 19, 2009, Art4Love changed its name to Smartag International, Inc.

(b) Business of Issuer
Currently, the Company seeks suitable candidates for a business combination with a private company.  The Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected December 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

c)	Strength and diversity of management, either in place or scheduled for recruitment;

d)
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

f)	The extent to which the business opportunity can be advanced;

g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

(1) To the extent required by federal and state law, the Company will deliver an annual report to security holders.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1.A	RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

The need for audited financial statement may inhibit an acquisition.

Audited financial statements for the applicable periods will be required to be filed within four business days of the consummation of an acquisition with an operating company, and the possibility that the expense and time involved in such an endeavor may inhibit our ability to merge with another company.

There is currently no trading market for our common stock.

10,072,473 of the 10,137,008 outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. These final rules may be found at: www.sec.gov/rules/final/2007/33-8869.pdf. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is classified as a “shell company” as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. As such, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale as we can not be assured we will ever lose our shell company status.

We have a history of net losses and will not achieve or maintain profitability.

We have a history of incurring losses from operations. As of December 31, 2009, we had an accumulated deficit of approximately $1,309,358, of which approximately $1,164,967 was incurred prior to the cessation of the previous operating business on December 31, 2006.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs until December 2009. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company.  A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders.

In addition, our management is currently involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Our business is difficult to evaluate because we have no recent operating history.

As the Company has no recent operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market's adverse reaction to volatility.

 Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy,

•	litigation; and

•	general market conditions.

Because our common stock is considered a "penny stock" any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently traded on the OTC Pink Sheets and is considered a "penny stock." The OTC Pink Sheets is generally regarded as a less efficient trading market than the NASDAQ Capital Market.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

 Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market.  There is no assurance our common stock will be quoted on NASDAQ or the NYSE or listed on any exchange, even if eligible.

We have additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of our common stock.

 Our articles of incorporation authorize the issuance of 500,000,000 shares of common stock and 25,000,000 shares of preferred stock.  The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefor. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 500,000,000 shares of common stock and a maximum of 25,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

ITEM 1.B                      UNRESOLVED STAFF COMMENTS

 None.

ITEM 2                                PROPERTIES

The Company neither rents nor owns any properties. The Company utilizes office space provided free of charge by Smartag Solutions Bhd., our majority shareholder. The Company will continue to maintain its offices at this address until the consummation of a Business Combination, if ever.

ITEM 3                                LEGAL PROCEEDINGS

We have no outstanding, material legal proceedings.

PART II

ITEM 5	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCAHSES OF EQUITY SECURITIES

(a) Market Information.

The Company’s common stock is currently quoted on the OTC Pink Sheets under the symbol “SMRN”.  Prior to February 9, 2009, the Company’s stock was quoted on the OTC Pink Sheets under the symbol “ALVN”.  The following table sets forth the high and low per share sales prices for our common stock for each of the quarters in the period beginning January 1, 2007 through December 31, 2009 as reported by the Pink Sheets.

Quarter Ended	High	Low
September 30, 2007	$16.00	$1.60
December 31, 2007	4.00	1.80
March 31, 2008	2.60	1.80
June 30, 2008	1.70	0.50
September 30, 2008	0.60	0.10
December 31, 2008	0.14	0.04
March 31, 2009	0.0005	0.0005
June 30, 2009	0.0005	0.0005
September 30, 2009	0.0005	0.0005
December 31, 2009	$0.0005	$0.0005

The closing price of our common stock as reported on the OTC Pink Sheets on May 12, 2010 , was $0.0005.These prices are adjusted for splits

(b) Holders

As of May 12, 2010, there were approximately 45 holders of record of our common stock.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans ..

None.

Recent Sale of Unregistered Securities

On November 1, 2008, the Company entered into a Consulting Agreement (“Agreement”) with Ventana under which was issued 2,000,000 restricted shares of the Company’s common stock for accounting and financial consulting services.

On December 9, 2008, the Company converted $50,000 owed for consulting services to Chad Love Lieberman, the Company’s President and sole director into 10,000,000 shares of the Company’s common stock.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed restrictive legends on all certificates issued;

•	No sales were made by general solicitation or advertising;

•	Sales were made only to accredited investors

In connection with the above transactions, we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock. However, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. Since the Company expects to issue additional shares of common stock in connection with a business combination, existing stockholders of the Company may experience substantial dilution in their shares. However, it is impossible to predict whether a business combination will ultimately result in dilution to existing shareholders. If the target has a relatively weak balance sheet, a business combination may result in significant dilution. If a target has a relatively strong balance sheet, there may be little or no dilution.

Description of Securities

 (a) Common or Preferred Stock .

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 525,000,000 shares of capital stock, of which 500,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 25,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of May 12, 2010, 10,137,008 shares of Common Stock were issued and outstanding.

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws.

Dividends

Dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company’s Board of Directors. The Company presently intends to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Trading of Securities in Secondary Market

The Company presently has 10,137,008 shares of common stock issued and outstanding, 10,072,473 of which are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in private transactions not involving a public offering.

The Company’s common stock is currently quoted on the OTC Pink Sheets under the symbol “SMRN”.  Prior to February 9, 2009, the Company’s stock was quoted on the OTC Pink Sheets under the symbol “ALVN”.

Following a business combination, a target company will normally wish to list its common stock for trading in one or more higher United States exchanges. The target company may elect to apply for such listing immediately following the business combination or at some later time.

In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

If, after a business combination, we do not meet the qualifications for listing on the Nasdaq SmallCap Market, we may apply for quotation of our securities on OTC Bulletin Board. On April 7, 2000, the Securities and Exchange Commission issued a clarification with regard to the reporting status under the Securities Exchange Act of 1934 of a non-reporting company after it acquired a reporting “blank check” company. This letter clarified the Commission’s position that such Company would not be a successor issuer to the reporting obligation of the “blank check” company by virtue of Exchange Act Rule 12g-3(a).

We intend that any merger we undertake would not be deemed a “back door” registration since we would remain the reporting company and the Company that we merge with would not become a successor issuer to our reporting obligations by virtue of Commission Rule 12g-3(a).

ITEM 6                                SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

	December 31,
	2009	2008	2007

Statement of Operations Data:
Revenues	$--	$--	$--
Cost of revenues	--	--	--
Gross profit (loss)	--	--	--
Other income (expense)	--	--	--
Selling, general and administrative expense	67,860	57,365	19,166

Net income (loss)	$(67,860)	$(57,365)	$(19,166)

Net income (loss) per share:
Basic and diluted	$(0.01)	$(0.08)	$(0.15)

	2009	2008	2007
Balance Sheet Data:
Cash	$10,298	$--	$--
Total assets	10,298	--	--
Total liabilities	105,658	27,500	35,833
Total stockholders’ deficit	$(95,360)	$(27,500)	$(35,833)

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following  discussion  should be read in conjunction  with the Financial  Statements  and notes  thereto  included in Item 8 of Part II of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

All   statements   other  than   statements  of  historical   fact  included  in "Management's  Discussion  and  Analysis of Financial  Condition  and Results of Operations"  which  follows,  are  forward-looking  statements.  Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate,"  "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms  or  similar  expressions.  Although  we  believe  that  the  expectations reflected in the forward-looking  statements are reasonable, we cannot guarantee future  results,  performance  or  achievement.   Actual  results  could  differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures,  changes  in  legal  and  regulatory  requirements,  cancellation  or deferral of customer orders, technological change or difficulties,  difficulties in the  timely  development  of new  products,  difficulties  in  manufacturing, commercialization and trade difficulties and general economic conditions as well as the factors set forth in our public  filings with the Securities and Exchange Commission.

You are cautioned not to place undue reliance on the forward-looking statements, which  speak  only as of the  date  of this  Annual  Report  or the  date of any document  incorporated  by  reference,  in this Annual  Report.  We are under no obligation,  and  expressly  disclaim  any  obligation,  to  update or alter any forward-looking  statements,  whether  as a result  of new  information,  future events or otherwise.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934.

Critical Accounting Policies

Our financial statements were prepared in conformity with U.S. generally accepted accounting principles.  As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the periods presented.  The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Income Taxes — The Company records income taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation — The Company records transactions under share based payment arrangements in accordance with the provisions of the FASB ASC Topic 718, “Share Based Payment Arrangements”.  The standard requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. The standard also requires measurement of the cost of employee services received in exchange for an award. The Company is using the modified prospective method allowed under this standard. Accordingly, upon adoption, prior period amounts have not been restated. Under this application, the Company recorded the cumulative effect of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption and recorded compensation expense for all awards granted after the date of adoption.

The standard provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. The Company does not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

Results of Operations

Comparison of the fiscal year ended December 31, 2009 to the fiscal year ended December 31, 2008

 We had a net loss of $67,860 for the year ended December 31, 2009 compared to a net loss of $57,365 for the year ended December 31, 2008.  The change is explained below.

Selling, general and administrative costs:   SG&A expenses increased approximately $10,000 to $67,860 in 2009 primarily due to an increase in professional fees and travel related expenses.

Liquidity and Capital Resources

 We have had minimal operating activity since commencing operations and are now relying on debt securities to fund our activities.

           Net cash used in operating activities was $67,270 and $15,698 in the years ended December 31, 2009 and 2008, respectively.

            Net cash from investing activities was $0 and $0 in the years ended December 31, 2009 and 2008, respectively.

Net cash provided by financing activities as $77,568 and $15,698 in the years ended December 31, 2009 and 2008, respectively.

Going Concern Uncertainties

 As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Commitments and Contractual Obligations

On November 18, 2008, Smartag issued a Convertible Note (the " Convertible Note ") for $25,000 to Ventana Capital Partners, Inc. (“Ventana”) in connection with cash, cash equivalents and professional services paid by Ventana.  The Convertible Note was due on November 17, 2009 and bares no interest.  The Convertible Note may be converted at a time, at the option of the holder, into shares of common stock of Smartag at $0.005 per share.

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until December 31, 2009.  All advances shall be paid on or before December 31, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of December 31, 2009, Smartag Solutions Bhd advanced us $77,568.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.  The Secured Note is due December 31, 2010.

On January 7, 2009, we entered into an agreement with Venor, Inc. to provide consulting services on a month to month basis.   Eric Stoppenhagen, a principle of Venor, Inc., will provide executive financial services to the Company.  Venor, Inc. will be paid $5,000 every month.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At December 31, 2009, we had outstanding notes payable of approximately $103,000.  The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense, our results of operations or financial condition as we rely on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

ITEM 8                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Smartag International, Inc.
 (a development stage company)
December 31, 2009

TABLE OF CONTENTS

PAGE
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	15
FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED December 31, 2009 and 2008
Balance Sheets	16
Statements of Operations	17
Statements of Stockholders' Deficit	18
Statements of Cash Flows	19
Notes to financial statements	20-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors
Smartag International, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheets of Smartag International, Inc. ( a development stage company)(the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from March 24, 1999 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smartag International, Inc. as of December 31, 2009 and 2008 and the results of its operations, stockholders’ deficit, and cash flows for the years then ended and for the period from March 24, 1999 (inception) to December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities, obtaining debt financing, or finding a suitable candidate for a business combination for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC
Kansas City Missouri
May 12, 2010

Smartag International, Inc.
 (a development stage company)
BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$10,298	$—
Other Current Assets	—	—
Total Current Assets	10,298	—
Fixed Assets	—	—
Other Assets	—	—
TOTAL ASSETS	$10,298	$0.00
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$3,090	$2,500
Secured Revolving Note Payable, Related Party	77,568	—
Notes Payable, Related Party	25,000	25,000
Total Current Liabilities	105,658	27,500
Total Liabilities		27,500
STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,137,008 shares issued and outstanding at December 31, 2009 and 2008, respectively.*	10,137	10,137
Additional Paid-In-Capital	1,203,861	1,203,861
Accumulated Deficit	(1,241,498)	(1,184,133)
Net loss	(67,860)	(57,365)
Total Stockholders’ Deficit	(95,360)	(27,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,298	$0.00

*these numbers are post 1 for 200 reverse split which was effectuated on December 8, 2008.

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.
 (a development stage company)

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND FOR THE PERIOD MARCH 24, 1999 (INCEPTION)
THROUGH DECEMBER 31, 2009

	2009	2008	Cumulative from Inception
REVENUES
Product	$—	$—	$—
Software support	—	—	—
Total revenues	—	—	—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES
Selling, general and administrative expenses	67,860	57,365	1,309,358
Total operating expenses	67,860	57,365	1,309,358
LOSS FROM OPERATIONS	(67,860)	(57,365)	(1,309,358)
Interest income/(expense) and other, net	—	—	—
NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(67,860)	$(57,365)	$(1,309,358)
NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$(0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	10,137,008	729,740

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.
 (a development stage company)
Statements of Shareholders' Deficit
For the Years Ended December 31, 2009 and 2008
(From Inception March 24, 1999)

	Common Stock			Additional Paid in Capital	Accumulated Deficit	Shareholders' Deficit
	Shares *	Amount

Balance as of March 24, 1999	-	$-		$-	$-	$-

Shares issued for cash	127,008	127		1,148,173	-	1,148,300

Net loss	-	-		-	(1,164,967)	(1,164,967)

Balance as of December 31, 2006	127,008	127		1,148,173	(1,164,967)	(16,666)

Net loss	-	-		-	(19,166)	(19,166)

Balance as of December 31, 2007	127,008	127		1,148,173	(1,184,133)	(35,833)

Shares issued for services	10,000	10		(10)	-	-

Shares issued in exchange for debt with related party	10,000,000	10,000		40,000	-	50,000

Capital contribution from related party	-	-		15,698		15,698

Net loss	-	-		-	(57,365)	(57,365)

Balance as of December 31, 2008	10,137,008	$10,137		$1,203,861	$(1,241,498)	$(27,500)

Net loss	-		-	-	(67,860)	(67,860)

Balance as of December 31, 2009	10,137,008	$10,137		$1,203,860	$1,309,358	$(95,360)

*these numbers include 1 for 200 reverse split which was effectuated on December 8, 2008.

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.
 (a development stage company)
Statements of Cash Flows

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period of inception (March 24, 1999) through December 31, 2009
Cash flows from operating activities:
Net loss	$(67,860)	$(57,365)	$(1,309,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt issued in exchange for services with related party	-	25,000	25,000
Shares issued in exchange for debt with related party	-	50,000	50,000
Changes in current assets and liabilities:
Accounts payable	590	(33,333)	3,090
Net cash used in operating activities	(67,270)	(15,698)	(1,231,268)

Cash flows from investing activities :
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Proceeds from Revolving Note	77,568	-	77,568
Issuance of Common Stock for Cash	-	-	1,148,300
Capital contribution – related party	-	15,698	15,698
Net cash provided by financing activities	77,568	15,698	1,241,566

Net increase (decrease) in cash and cash equivalents	10,298	-	10,298

Cash and cash equivalents - beginning balance	-	-	-

Cash and cash equivalents - ending balance	$10,298	$-	$10,298

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.
 (a development stage company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1    Nature of business and significant accounting policies

Current Operations and Background

Smartag International, Inc., a Nevada corporation (“Smartag,” “Company,” “we,” “us,” or “our”), was formed as Theca Corporation on March 24, 1999 in Colorado.  The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. On November 29, 2004, we merged with Art4Love, Inc., a Delaware corporation, into Art4Love, Inc. a Nevada corporation.  Art4love, Inc. attempted to sell and lease art to companies and individuals from artists’ collections worldwide.  The Company ceased operations in December 2006.  On February 19, 2009, Art4Love changed its name to Smartag International, Inc.

Business
Currently, the Company seeks suitable candidates for a business combination with a private company.  The Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected December 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors, may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Basis of Presentation — The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates   —The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers investments with original maturities of 90 days or less to be cash equivalents.

Income Taxes — The Company records income taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation — The Company records transactions under share based payment arrangements in accordance with the provisions of the FASB ASC Topic 718, “Share Based Payment Arrangements”.  The standard requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. The standard also requires measurement of the cost of employee services received in exchange for an award. The Company is using the modified prospective method allowed under this standard. Accordingly, upon adoption, prior period amounts have not been restated. Under this application, the Company recorded the cumulative effect of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption and recorded compensation expense for all awards granted after the date of adoption.

The standard provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. The Company does not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

 Net Loss Per Share — The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the years ended December 31, 2009 and 2008 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Financial Instruments — Our financial instruments consist of cash, accounts payable, and notes payable.  The carrying values of cash, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements

Collaborative arrangements

In October 2009, the FASB issued an accounting standards update (“ASU”) entitled, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This standard prescribes the accounting treatment for arrangements that contain multiple-deliverable elements and enables vendors to account for products or services (deliverables) separately, rather than as a combined unit, in certain circumstances. Prior to the standard, only certain types of evidence were acceptable for determining the relative selling price of the deliverables under an arrangement. If that evidence was not available, the deliverables were treated as a single unit of accounting. This updated standard expands the nature of evidence which may be used to determine the relative selling price of separate deliverables to include estimation. This standard is applicable to arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted; however, if the standard is adopted early, and the period of adoption is not the beginning of a company’s fiscal year, the company will be required to apply the amendments retrospectively from the beginning of the company’s fiscal year. The Company has not yet adopted this standard or determined the impact of this standard on its results of operations, cash flows and financial position.

Fair value measurements

On January 1, 2009, the Company adopted the provisions of Topic 820, on a prospective basis, for its non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The Company estimates the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established in Topic 820. The adoption of the provisions under Topic 820 did not have any impact on the Company’s financial position or results of operations.

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, codified as ASC Topic 320-10-35, which modifies the existing other-than-temporary-impairments (“OTTI”) model for investments in debt securities. Under the new guidance, the primary change to the OTTI model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security.

In addition, the new guidance changes the presentation of an OTTI in the income statement if the only reason for recognition is a credit loss (i.e., the entity does not expect to recover its entire amortized cost basis). For debt securities in an unrealized loss position which are deemed to be other-than-temporary, the difference between the security’s then-current amortized cost basis and fair value is separated into (1) the amount of the impairment related to the credit loss (i.e., the credit loss component) and (2) the amount of the impairment related to all other factors (i.e., the non-credit loss component). The credit loss component is recognized in earnings. The non-credit loss component is recognized in accumulated other comprehensive loss.

  NOTE 2 - Note Payable

Convertible Note

On November 18, 2008, Smartag issued a Convertible Note (the " Convertible Note ") for $25,000 to Ventana Capital Partners, Inc. (“Ventana”) in connection with $10,000 cash and $15,000 in professional services paid by Ventana.  The Convertible Note is due on November 17, 2009 and bares no interest.  The Convertible Note may be converted at a time, at the option of the holder, into 5,000,000 shares of common stock of Smartag at $0.005 per share.  The Convertible Note is due on December 31, 2010.

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until December 31, 2010.  All advances shall be paid on or before December 31, 2010 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of December 31, 2009, Smartag Solutions Bhd advanced us $77,568.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag. The Secured Note is due on December 31, 2010.

NOTE 3 – Income Taxes

We have incurred operating losses of $1,309,358, which, if not utilized, will begin to expire in 2019. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance. There are additional limitations due to our recent change in control. Therefore, we believe we will be unable to utilize these loss carryforwards.

Details of future income tax assets at December 31, 2009 and 2008 are as follows:

Future income tax assets:	2009	2008
Net operating loss	$67,860	$57,365
Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	23,072	19,504
Valuation allowance	(23,072)	(19,504)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 4 – Related-party transactions

On December 9, 2008, the Company converted $50,000 owed for consulting services to Chad Love Lieberman, the Company’s then President and sole director into 10,000,000 shares of the Company’s common stock.

On December 31, 2008, Chad Love Lieberman, the Company’s then President and sole director, paid $15,698 of the Company’s expenses.  This amount was charged to paid in capital.

On November 18, 2008, Smartag issued a Convertible Note (the " Convertible Note ") for $25,000 to Ventana Capital Partners, Inc. (“Ventana”) in connection with cash, cash equivalents and professional services paid by Ventana.  The Convertible Note is due on December 31, 2010 and bares no interest.  The Convertible Note may be converted at a time, at the option of the holder, into shares of common stock of Smartag at $0.005 per share.

On December 31, 2008, pursuant to a Share Purchase Agreement Chad Love Lieberman, the Company’s former majority stockholder and President, sold to Smartag Solutions Bhd. an aggregate of 10,000,000 shares of Company common stock which amounted to 98.6% of the Company.  On December 31, 2008, Mr. Lieberman resigned as President.

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until December 31, 2009.  All advances shall be paid on or before December 31, 2010 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of December 31, 2009, Smartag Solutions Bhd advanced us $77,568.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

NOTE 5 – Equity

Authorized Stock:

As of December 31, 2009, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On December 8, 2008, a reverse split of 1 for 200 was effectuated.

Share Issuance:

On November 1, 2008, the Company entered into a Consulting Agreement (“Agreement”) with Ventana under which was issued 2,000,000 (10,000 post-split) restricted shares of the Company’s common stock for services to be rendered.

On December 9, 2008, the Company converted $50,000 owed for consulting services to Chad Love Lieberman, the Company’s President and sole director into 10,000,000 (post-split shares) of the Company’s common stock.

Outstanding Options and Warrants:

None

NOTE 6 – Earnings per Share

 The following table sets forth common stock equivalents (potential common stock) for the years ended December 31, 2009 and 2008 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	Year Ended December 31,
	2009	2008
Weighted average common stock equivalents:
Convertible Note	5,000,000	5,000,000

NOTE 7 – Commitments and Contingencies

Leases —The Company currently is not party to any leases

 Rent expense charged to operations for the years ended December 31, 2009 and 2008 was zero.

Litigation — The Company is currently not party to any legal proceedings.

Consulting Agreements —On January 7, 2009, we entered into an agreement with Venor, Inc. to provide consulting services on a month to month basis.   Eric Stoppenhagen, a principle of Venor, Inc., will provide executive financial services to the Company.  Venor, Inc. will be paid $5,000 every month.

NOTE 8 – Concentration of Credit Risk

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of December 31, 2008, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

 NOTE 9 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $1,309,358 as of December 31, 2009. Our total liabilities exceeded its total assets by $95,360 as of December 31, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 10 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 12, 2010, the date the financial statements were issued. As of this date, nothing has happened that requires disclosure.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T)                                CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its President, who is its principal executive officer, completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to management, including the President, as appropriate, to allow timely decisions regarding required disclosures.  Based on that evaluation, the Company’s President concluded that the Company’s disclosure controls and procedures, as of the end of the fiscal year covered by this Form 10-K, were effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B                      OTHER INFORMATION

None.

PART III

ITEM 10                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 The following table contains information as of December 31, 2009 as to each Director of the Company:

Director
Name	Age	Office Held
Datuk Abdul Hamed Sepawi	58	Chairman of the Board, Director
Peng Keong Lim	30	Chief Executive Officer, Director
Sim Kay Wah	32	Chief Financial Officer, Director
Choong Huck Liang	37	Chief Technology Officer, Director
Lau Ken Wah	32	Secretary

Directors are elected for a period of one year and until their successors are duly elected.  Executive officers are elected by the Board of Directors.  Prior to December 31, 2008, Chad Love Lieberman was the Company’s sole officer and director at which point he resigned.

Datuk Abdul Hamed Sepawi

Datuk Abdul Hamed Sepawi, 58, Malaysian, is Chairman of the Board of the Company. He holds a Bachelor of Science degree from University of Malaya and a Masters degree in Forest Products from Oregon State University. He is a recipient of the Sarawak Entrepreneur of the Year for two consecutive years in 2004 and 2005 due to his impressive record as an entrepreneur, businessman and a leader of the community in Sarawak. He is a qualified and experienced forester who has been involved in forest management and manufacturing for the last 16 years. He is one of the co-founders of Ta Ann Holdings Bhd and serves as the Non-Independent Executive Chairman of the said company and he is also the Non-Executive Chairman of Naim Cendera Holdings Bhd. He is also the Chairman of Sarawak Energy Bhd, and he oversees the state’s electricity supply as a personal contribution of his services for the state and the nation. He ventured into the ICT industry in 1999 when his private company, Danawa Resources Sdn Bhd and Cambridge University tied up to implement the Cambridge Information Communications and Technology Starters Programme.

Lim Peng Keong

Mr. Lim Peng Keong, 30, Malaysian, is Chief Executive Officer of the Company and a director. He graduated with a Bachelor of Science (First Class Honours) degree in Computer Science from the University of Portsmouth in 2001 and obtained a Masters degree in Business Administration majoring in Human Resource Management from the University of Nottingham Trent in 2004. Prior to that, Mr. Lim obtained Diploma in Electronic, Electrical and Telecommunication Engineering from KDU College. In 2001, Mr. Lim joined a foreign bank as a Business Financial Executive. Afterwards, he joined an independent think tank as their research team member. He was responsible for formulating strategic planning and policy recommendations based on sound research, analysis and judgment underlined by caring and sharing society concept. During his tenure there, he was assigned to lead the areas of the Information Technology industry and the Broadband and Info-structure planning and implementation.

Sim Kay Wah

Sim Kay Wah, 32, Malaysian, is Chief Financial Officer of the Company and a director. He is a Chartered Accountant of Malaysia and Member of CPA Australia. He holds a Bachelor of Business majoring in Accountancy from Royal Melbourne Institute of Technology (“RMIT”) which he obtained in 2000. He also holds a Master of Finance obtained in 2004 from RMIT. He had worked in several major accounting firms in Malaysia and also has merchant banking experience when he joined a Universal Broker firm in 2004. Subsequently, he join a public listed company in Malaysia as Head of Finance in 2005 and later promoted to Financial Controller in 2006. He joined Smartag in December 2007.

Lau Ken Wah

Lau Ken Wah, 32, Malaysian, is Secretary of the Company. He graduated from Curtin University in Perth in year 2000 with a Bachelor of Commerce, majoring in Accounting and Information System. Prior to his graduation from Curtin University, he worked with Applied Computers Sdn Bhd as an Accounts Manager from 1999 to 2000. Afterwards he worked for Te-Base Technology Sdn Bhd as a Principal Consultant. He was responsible for the software development department as well as involved with the project management division. During his tenure with Te-Base, he was responsible for the implementation of different industries such as banking, airline, logistics, manufacturing and warehousing. He joined Smartag in 2007.

Choong Huck Liang

Choong Huck Liang, 37, Malaysian is a director of the Company. He has been involved in the local ICT industry for more than 18 years, being exposed to various positions in the industry over the years. He graduated from Humberside University with a Higher Diploma in Computer Studies in 1993. He is also a Microsoft Certified Systems Engineer, a certificate granted by Microsoft which he obtained in 1998. Prior to his graduation, he worked as a Technical Support Officer with Pineapple Computer (M) Sdn Bhd and Hutchison Paging respectively, from 1989 to 1992 while taking NCC Diploma in Computer Studies and ACCA Level 1. After his graduation in 1993, he started his working career with Cedar Distributions Sdn Bhd, which is a software development company as a programmer. He was promoted to Head of Programmer within 6 months of being with the company. He left a year later to start his own business, Island System Software Design. He then left to join Winsoft Technology Sdn Bhd in 1995 as a Software Director of the company. In 1998 he was appointed by Penang.Net (Penang Network Services Sdn Bhd) to setup their data centre.  He founded Javasoft Communications Sdn Bhd as a managing director in 1999. It is in this company that he developed many independent sub-systems for Gleneagles Medical Centre, DELL, BOSCH, AMD, MOTOROLA, ERP modules for various manufacturer and many high profile projects such as Document Imaging system for ABN AMRO Bank, MCMC Broadband Survey Portal and Royalties Card Portal for Supergoldcard.com (Georgetown Group).  In 2000, he founded Moset Sdn Bhd (a joint-Venture company with Penang.Net) to provide E-commerce service.

Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We do not currently have a code of ethics.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire. Prior Blank Check Company Experience

ITEM 11                      EXECUTIVE COMPENSATION

The Company’s current officers and directors have not received any cash remuneration since inception. The officers will not receive any remuneration upon completion of the offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The officers and directors do not intend to devote more than a few hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

 The following table and related footnotes show the compensation paid during the fiscal years ended December 31, 2009 and 2008 and to the Company's former executive officer who resigned on December 31, 2008.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Awards of Stock, Options and Warrants

Chad Love Lieberman Former President	2009 2008	N/A N/A	N/A N/A	N/A $16,666.66 (1)	N/A N/A

(1)           This represents amounts paid to Chad Love Lieberman to serve as President and Secretary under a consulting agreement.  Under the consulting agreement with Mr. Lieberman, he was to be paid $16,666.66 per year for his services.  Mr. Lieberman resigned as President on December 31, 2008.

(2)     No other officers or directors received any compensation.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 12, 2010, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class Common Stock(1)
Smartag Solutions Bhd.(2) 3-12 Jalan PJU 8/3 Damansara Perdana 47820 Petaling Jaya Selangor, Malaysia	10,000,000	98.6%
Ventana Capital Partners, Inc.(3)	5,010,000	49.42%
All Officers and Directors as a group	10,000,000	98.6%

*           Represents less than 1%.

(1)
The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, and (B) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of Common Stock outstanding (10,137,008), and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator.

(2)	Smartag Solutions Bhd.’s, CEO, Peng Keong Lim, holds voting and/or investment power over the shares beneficially owned by Smartag Solutions Bhd.
(3)
On November 18, 2008, Smartag issued a Convertible Note (the " Convertible Note ") for $25,000 to Ventana Capital Partners, Inc. (“Ventana”) in connection with cash, cash equivalents and professional services paid by Ventana.  The Convertible Note is due on November 17, 2009 and bares no interest.  The Convertible Note may be converted at a time, at the option of the holder, into 5,000,000 shares of common stock of Smartag at $0.005 per share. Ventana was issued 2,000,000 (10,000 post-split) restricted shares on November 1, 2008.

ITEM 13                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 9, 2008, the Company converted $50,000 owed for consulting services to Chad Love Lieberman, the Company’s then President and sole director into 10,000,000 shares of the Company’s common stock.

On November 18, 2008, Smartag issued a Convertible Note (the " Convertible Note ") for $25,000 to Ventana Capital Partners, Inc. (“Ventana”) in connection with cash, cash equivalents and professional services paid by Ventana.  The Convertible Note is due on November 17, 2009 and bares no interest.  The Convertible Note may be converted at a time, at the option of the holder, into shares of common stock of Smartag at $0.005 per share.

On December 31, 2008, Chad Love Lieberman, the Company’s then President and sole director, paid $15,698 of the Company’s expenses.  This amount was charged to paid in capital.

On December 31, 2008, pursuant to a Share Purchase Agreement Chad Love Lieberman, the Company’s former majority stockholder and President, sold to Smartag Solutions Bhd. an aggregate of 10,000,000 shares of Company common stock which amounted to 98.6% of the Company for $220,000 .  On December 31, 2008, Mr. Lieberman resigned as President.

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until December 31, 2009.  All advances shall be paid on or before December 31, 2009 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of December 31, 2009, Smartag Solutions Bhd advanced us $77,568.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

Corporate Governance and Director Independence.

The Company has not:

•
established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor

•	established any committees of the board of directors.

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time. The board of directors takes the position that management of a target business will establish committees that will be suitable for its operations after the Company consummates a business combination.

As of the date hereof, the entire board serves as the Company’s audit committee.

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2009 and 2008, we paid our principal accountant approximately $7,500 and $0, respectively for auditing services they performed throughout those years.

Tax Fees

During 2009, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During 2009, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

1. Audit services include audit work performed of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are reasonably related to the audit or review of our financial statements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with products or services not captured in the other categories.

PART IV

ITEM 15                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of Smartag International, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2009 and 2008.

Statements of Operations for the year ended December 31, 2009 and 2008 and for the period from inception through December 31, 2009.

Statements of Stockholders’ Deficit for the year ended December 31, 2009 and 2008 and for the period from inception through December 31, 2009.

Statements of Cash Flows for the year ended December 31, 2009 and 2008 and for the period from inception through December 31, 2009.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description

3.1	Certificate of Incorporation

3.2	Bylaws of Smartag International, Inc.

10.1	Convertible Note between Smartag International, Inc. and Ventana Capital Partners, Inc. dated November 18, 2009

10.2	Consulting Agreement between Smartag International, Inc. and Venor, Inc. dated January 1, 2009.

10.3	Secured Revolving Promissory Note between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009.

10.4	Security Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2010	SMARTAG INTERNATIONAL, INC.

By: /s/ PENG KEONG LIM
Name: Peng Keong Lim
Title: President

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Peng Keong Lim his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Datuk Abdul Hamed Sepawi Datuk Abdul Hamed Sepawi	Chairman of the Board, Director	May 12, 2010

/ s/ Peng Keong Lim Peng Keong Lim	CEO, President and Director	May 12, 2010

/s/ Sim Kay Wah Sim Kay Wah	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	May 12, 2010

/s/ Choong Huck Liang Choong Huck Liang	Director	May 12, 2010