Form 10-Q
period 2010-03-31
Smartag International, Inc.
filed 2010-05-14
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2010

or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-53792

SMARTAG INTERNATIONAL, INC.
(Exact name of registrant issuer as specified in its charter)

Nevada	81-0554149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1328 West Balboa Boulevard Suite C, Newport Beach, CA 92661
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (949) 903-0468

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒     NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).
YES      NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  Accelerated Filer  Non-accelerated Filer  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No 

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2010
Common Stock, $.001 par value	10,137,151

INDEX

Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009
Statements of Operations (unaudited) for the Three Months Ended March 31, 2010 and 2009
Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2010 and 2009
Notes to Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4T.	CONTROLS AND PROCEDURES
PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Smartag International, Inc.
 (a development stage company)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$10,298	$10,298

TOTAL CURRENT ASSETS	10,298	10,298
TOTAL ASSETS	$10,298	$10,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	9,090	3,090
Secured revolving note payable, related party	77,568	77,568
Note payable, related party	25,000	25,000
TOTAL CURRENT LIABILITIES	111,658	105,658

STOCKHOLDERS’ EQUITY DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 10,137,151 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	10,137	10,137
Additional paid in capital	1,203,861	1,203,861
Accumulated deficit	(1,315,358)	(1,309,358)
TOTAL STOCKHOLDERS’ DEFICIT	(101,360)	(95,360)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,298	$10,298

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.
 (a development stage company)
STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended March 31,		Inception (March 24, 1999) through March 31,
	2010	2009	2010
REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS PROFIT	-	-	-
OPERATING EXPENSES:
General and administrative expenses	6,000	26,350	1,315,358
Total operating expenses	6,000	26,350	1,315,358
LOSS FROM OPERATIONS	(6,000)	(26,350)	(1,315,358)
OTHER INCOME (EXPENSE):
Other income	-	-	-
Total other expense	-	-	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(6,000)	(26,350)	(1,315,358)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(6,000)	$(26,350)	$(1,315,358)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	10,137,151	10,137,151

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,		Inception (March 24, 1999) through March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,000)	$(26,350)	$(1,315,358)
Adjustments to reconcile net loss to net cash used in operating activities
Debt issued in exchange for services with related party			25,000
Shares issued in exchange for debt with related party			50,000
Changes in operating assets and liabilities;
Accounts payable	6,000	-	9,090
Net cash used in operating activities	-	(26,350)	(1,231,268)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	-	1,148,300
Capital contribution, related party	-	-	15,698
Proceeds from secured revolving note payable, related party	-	27,568	77,568
Net cash provided by financing activities	-	27,568	1,241,566
NET INCREASE (DECREASE) IN CASH	-	1,218	10,298
CASH, Beginning of period	10,298	-	-
CASH, End of period	$10,298	$1,218	$10,298
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.
 (a development stage company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed financial statements of Smartag International Inc. (the "Company") are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended December 31, 2009 included in the Company's Annual Report on Form 10-K.

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

Going Concern — Since inception, the Company and has a cumulative net loss of $1,315,358. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

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

Cash and Cash Equivalents - Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, accrued liabilities and accounts payable approximate carrying value because of the short-term nature of these items.

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

Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the quarter ended December 31, 2009, the Company's comprehensive loss was the same as its net loss.

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

Recently Issued Accounting Pronouncements - In March 2008, the FASB issued amendments to Accounting Standards Codification Sections 815-10-15 and 815-10-65, Derivatives and Hedging, Overall. These amendments expand the disclosure requirements by requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. These amendments are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In April 2008, the FASB issued amendments to Accounting Standards Codification Section 350-10 through 30, Intangibles - Goodwill and Others. These amendments modify the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. These amendments are effective for the Company's fiscal year beginning October 1, 2009, with early adoption prohibited.

In May 2008, the FASB issued amendments to Accounting Standards Codification Section 470-20, Debt, Debt with Conversion and Other Options which clarifies the treatment of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). These amendments also specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These amendments are effective for the Company's fiscal year beginning October 1, 2009.

In June 2008, the FASB amended Accounting Standards Codification Section 260-10, Earnings per Share, Overall. These amendments address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. These amendments require companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. These amendments will be effective for the Company's fiscal year beginning October 1, 2009, with early adoption prohibited.

In May 2009, the FASB amended Accounting Standards Codification Section 855-10, Subsequent Events, Overall. These amendments establish the general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or available to be issued. These amendments are effective for interim and fiscal periods ending after June 15, 2009. The Company has evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through January 13, 2010, which represents the date the Company intends to file these financial statements with the Securities and Exchange Commission. Pursuant to the requirements of Accounting Standards Codification Section 855-10, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in these financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after January 13, 2010.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles--amendments based on--Statement of Financial Accounting Standards No. 168--The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, amending Accounting Standards Codification Section 105, Generally Accepted Accounting Principles ("Update No. 2009-01") which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. Update No. 2009-01 is effective for interim and fiscal periods ending after September 15, 2009.

In August 2009, the FASB issued Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments--Amendment to Section 480-10-S99 (SEC Update), amending Accounting Standards Codification Section 480-10-S99, Distinguishing Liabilities from Equity, Overall ("Update No. 2009-04"), which requires certain securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. Update No. 2009-04 is effective for interim and fiscal periods ending after August 26, 2009.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)--Measuring Liabilities at Fair Value, amending Accounting Standards Codification Section 820-10, Fair Value Measurements and Disclosures, Overall ("Update No. 2009-05"), which provides clarification of the fair value measurement of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. Update No. 2009-05 is effective for interim and fiscal periods ending after August 26, 2009.

In September 2009, the FASB issued Accounting Standards Update No. 2009-06, Income Taxes (Topic 740)--Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities, amending Accounting Standards Codification Section 740, Income Taxes ("Update No. 2009-06"), which provides implementation guidance on accounting for uncertainty in income taxes. The implementation guidance applies to all non-government entities, and the disclosure amendments apply only to non-public entities. Update No. 2009-06 is generally effective for interim and fiscal periods ending after September 15, 2009.

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Equity (Topic 505)--Accounting for Distributions to Shareholders with Components of Stock and Cash, a consensus of the FASB Emerging Issues Task Force ("Update No. 2010-01"). The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings per Share). Update No. 2010-01 is generally effective for interim and fiscal periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements. The adoption of these new Standards, when effective, did not have, and is not expected to have, a material effect on the Company's financial position, results of operations, or cash flows.

The adoption of these new Standards, when effective, did not have, and is not expected to have, a material effect on the Company's financial position, results of operations, or cash flows.

NOTE 3 – NOTES PAYABLE

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

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until December 31, 2010.  All advances shall be paid on or before December 31, 2010 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of March 31, 2010, Smartag Solutions Bhd advanced us $77,568.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

NOTE 4 – RELATED PARTY TRANSACTIONS

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

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until December 31, 2010.  All advances shall be paid on or before December 31, 2010  and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of March 31, 2010, Smartag Solutions Bhd advanced us $77,568.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

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

Outstanding Options and Warrants:

None

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On January 7, 2009, we entered into an agreement with Venor, Inc. to provide consulting services on a month to month basis.   Eric Stoppenhagen, a principle of Venor, Inc., will provide executive financial services to the Company.  Venor, Inc. will be paid $5,000 every month.  This contract was terminated as of September 30, 2009.

NOTE – SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 14, 2010, the date the financial statements were issued. As of this date, nothing has happened that requires disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operation

For the three months ended March 31, 2010 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three months ended March 31, 2010, the Company had a net loss of $6,000, as compared with a net loss of $26,350 for the corresponding period in 2009. The decreases in operating expense for the current period are mainly due to a decrease in consulting and travel expenses.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2010 and 2009:

Three months ended March 31,

	2010	2009
Operating Activities	$-	$(26,350)
Investing Activities	-	-
Financing Activities	-	27,568
Net Effect on Cash	$-	$1,218

In the current period ending March 31, 2010, the Company incurred a net loss of $6,000 which was offset by an increase in accounts payable for the period.  For the period ended March 31, 2009, the Company incurred a net loss of $26,350.  The Company received proceeds from its secured revolving note payable, related party to cover its operational losses.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended December 31, 2009, and our unaudited financial statements for the quarter ended March 31, 2010 include a "going concern" footnote.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3                      Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4T                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

ITEM 6.	Exhibits
	31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTAG INTERNATIONAL, INC.

Date: May 14, 2010	/s/ PENG KEONG LIM
Name: Peng Keong Lim
Title: Chief Executive Officer and President

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.