Form 10-Q
period 2010-06-30
Smartag International, Inc.
filed 2010-08-13
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2010

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

Large Accelerated Filer  Accelerated Filer  Non-accelerated Filer  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No 

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock, $.001 par value	10,137,151

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Smartag International, Inc.
 (a development stage company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$6,086	$10,298

TOTAL CURRENT ASSETS	6,086	10,298
TOTAL ASSETS	$6,086	$10,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	11,840	3,090
Secured revolving note payable, related party	86,274	77,568
Convertible note payable, related party	25,000	25,000
TOTAL CURRENT LIABILITIES	123,114	105,658

STOCKHOLDERS’ EQUITY DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 10,137,151 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	10,137	10,137
Additional paid in capital	1,203,861	1,203,861
Accumulated deficit	(1,331,026)	(1,309,358)
TOTAL STOCKHOLDERS’ DEFICIT	(117,028)	(95,360)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,086	$10,298

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.
 (a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,		Inception (March 24, 1999) through June 30,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
OPERATING EXPENSES:
General and administrative expenses	15,667	15,314	21,667	41,664	1,331,026
Total operating expenses	15,667	15,314	21,667	41,664	1,331,026
LOSS FROM OPERATIONS	(15,667)	(15,314)	(21,667)	(41,664)	(1,331,026)
OTHER INCOME (EXPENSE):
Other income	-	-	-	-	-
Total other expense	-	-	-	-	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(15,667)	(15,314)	(21,667)	(41,664)	(1,331,026)
Provision for income taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(15,667)	$(15,314)	$(21,667)	$(41,664)	$(1,331,026)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	10,137,151	10,137,151	10,137,151	10,137,151

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.
(Formerly Known as Art4Love, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (March 24, 1999) through June 30,
	2010	2009	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,667)	$(15,314)	$(21,667)	$(41,664)	$(1,331,026)
Adjustments to reconcile net loss to net cash used in operating activities
Debt issued in exchange for services with related party	-	-	-	-	25,000
Shares issued in exchange for debt with related party	-	-	-	-	50,000
Changes in operating assets and liabilities;
Accounts payable	2,750	229	8,750	229	11,840
Net cash used in operating activities	(12,917)	(15,085)	(12,917)	(41,435)	(1,244,186)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	-	-	-	1,148,300
Capital contribution, related party	-	-	-	-	15,698
Proceeds from secured revolving note payable, related party	8,705	20,000	8,705	47,568	86,274
Net cash provided by financing activities	8,705	20,000	8,705	47,568	1,250,272
NET INCREASE (DECREASE) IN CASH	(4,212)	4,915	(4,212)	6,133	6,086
CASH, Beginning of period	10,298	1,218	10,298	-	-
CASH, End of period	$6,086	$6,133	$6,086	$6,133	$6,086
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received/(paid) during the period for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.
 (a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Business
Currently, the Company seeks suitable candidates for a business combination with a private company.  The Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company selected December 31 as its fiscal year end.

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

Going Concern — Since inception, the Company and has a cumulative net loss of $1,331,026. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the quarter ended June 30, 2010, the Company's comprehensive loss was the same as its net loss.

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

Recently Issued Accounting Pronouncements - In June 2009, the Financial Accounting Standards Board (FASB) issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard was effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard did not have a material impact on the financial statements.

In June 2009, the FASB issued a new standard that revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The adoption of this standard did not have a material impact on our financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force , that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The Company is currently evaluating the impact of this standard on our financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The Company is currently evaluating the impact of this standard on our financial statements.

In January 2010, the FASB issued ASU No. 2010-6,  Improving Disclosures About Fair Value Measurements , that amends existing disclosure requirements under FASB Accounting Standards Codification (ASC) 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For 3M this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. The Company is currently evaluating the impact of this standard on our financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition— a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This standard would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this ASU would require disclosure of certain information with respect to arrangements that contain milestones. The Company is currently evaluating the impact of this standard on our financial statements.

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

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until December 31, 2010.  All advances shall be paid on or before December 31, 2010 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of June 30, 2010, Smartag Solutions Bhd advanced us $86,274.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

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

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until December 31, 2010.  All advances shall be paid on or before December 31, 2010  and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of June 30, 2010, Smartag Solutions Bhd advanced us $86,274.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

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

NOTE 7 – SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2010, the date the financial statements were issued. As of this date, nothing has happened that requires disclosure.

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

Business Development
Smartag International, Inc., a Nevada corporation (“Smartag,” “Company,” “we,” “us,” or “our”), was formed as Theca Corporation on March 24, 1999 in Colorado.  The Company is in the development stage as defined in Financial Accounting Standards Board ASC Topic 915. On November 29, 2004, we merged with Art4Love, Inc., a Delaware corporation, into Art4Love, Inc. a Nevada corporation.  Art4love, Inc. attempted to sell and lease art to companies and individuals from artists’ collections worldwide.  The Company ceased operations in December 2006.

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

Results of Operation

For the six months ended June 30, 2010 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the six months ended June 30, 2010, the Company had a net loss of $21,667, as compared with a net loss of $41,664 for the corresponding period in 2009. The decreases in operating expense for the current period are mainly due to a decrease in consulting and travel expenses.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2010 and 2009:

Six months ended June 30,

	2010	2009
Operating Activities	$(12,917)	$(41,435)
Investing Activities	-	-
Financing Activities	8,705	47,568
Net Effect on Cash	$(4,212)	$6,133

In the current period ending June 30, 2010, the Company incurred a net loss of $21,667 which was offset by an increase in accounts payable for the period.  For the period ended June 30, 2009, the Company incurred a net loss of $41,664.  The Company received proceeds from its secured revolving note payable, related party to cover its operational losses.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended December 31, 2009, and our unaudited financial statements for the quarter ended June 30, 2010 include a "going concern" footnote.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

SMARTAG INTERNATIONAL, INC.

Date: August 13, 2010	/s/ PENG KEONG LIM
Name: Peng Keong Lim
Title: Chief Executive Officer and President

Date: August 13, 2010	/s/ SIM KAY WAH
Name: Sim Kay Wah Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.