Form 10-K
period 2010-09-30
Smartag International, Inc.
filed 2010-12-29
CIK 1469207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the nine month transition period ended September 30, 2010
OR
☑	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SMARTAG INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Commission file number: 000- 53792

Nevada	81-0554149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1328 W. Balboa Blvd. Suite C Newport Beach, CA	92661
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(949) 903-0468

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes       No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☑      No   

As of June 30, 2010 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $138,522.

As of December 29, 2010, there were 10,637,151 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

	Table of Contents
Part I

Item 1	Business	3
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	9
Item 2	Properties	9
Item 3	Legal Proceedings	9
Item 4	Submission of Matters to a Vote of Security Holders	9

Part II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	10
Item 6	Selected Financial Data	12
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A	Quantitative and Qualitative Disclosure about Market Risk	14
Item 8	Financial Statements and Supplementary Data	15
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	27
Item 9A	Controls and Procedures	27

Part III

Item 10	Directors, Executive Officers of the Registrant	28
Item 11	Executive Compensation	20
Item 12	Security Ownership of Certain Beneficial Holders and Management	30
Item 13	Certain Relationships and Related Transactions	31
Item 14	Principal Accountant Fees and Services	31

Part IV

Item 15	Exhibits, Financial Statement Schedules	33

Signatures

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

  PART I

 ITEM 1                                BUSINESS

(a) Business Development
Smartag International, Inc., a Nevada corporation (“Smartag,” “Company,” “we,” “us,” or “our”), was formed as Theca Corporation on March 24, 1999 in Colorado.  The Company is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. On November 29, 2004, we merged with Art4Love, Inc., a Delaware corporation, into Art4Love, Inc. a Nevada corporation.  Art4love, Inc. attempted to sell and lease art to companies and individuals from artists’ collections worldwide.  The Company ceased operations in December 2006.

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

There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale as we cannot be assured we will ever lose our shell company status.

We have a history of net losses and will not achieve or maintain profitability.

We have a history of incurring losses from operations. As of September 30, 2010, we had an accumulated deficit of approximately $1,334,933, of which approximately $1,164,967 was incurred prior to the cessation of the previous operating business on December 31, 2006.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs in the near term. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

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

Our articles of incorporation authorize the issuance of 500,000,000 shares of common stock and 25,000,000 shares of preferred stock.  The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefore. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders.

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

ITEM 4                               ( REMOVED AND RESERVED)

 PART II

ITEM 5	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCAHSES OF EQUITY SECURITIES

(a) Market Information.

The Company’s common stock is currently quoted on the OTC Pink Sheets under the symbol “SMRN”.  Prior to February 9, 2009, the Company’s stock was quoted on the OTC Pink Sheets under the symbol “ALVN”.  The following table sets forth the high and low per share sales prices for our common stock for each of the quarters in the period beginning March 31, 2009 through September 30, 2010 as reported by the Pink Sheets.

Quarter Ended	High	Low
March 31, 2009	$0.0005	$0.0005
June 30, 2009	$0.0005	$0.0005
September 30, 2009	$0.0005	$0.0005
December 31, 2009	$0.0005	$0.0005
March 31, 2010	$1.01	$0.00
June 30, 2010	$1.01	$1.01
September 30, 2010	$1.01	$0.60

The closing price of our common stock as reported on the OTC Pink Sheets on December 29, 2010, was $0.0000.

(b) Holders

As of December 29, 2010, there were approximately 46 holders of record of our common stock.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans .

None.

Recent Sale of Unregistered Securities

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

Description of Securities

 (a) Common or Preferred Stock .

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 525,000,000 shares of capital stock, of which 500,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 25,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of December 29, 2010, 10,637,151 shares of Common Stock were issued and outstanding.

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

Trading of Securities in Secondary Market

The Company presently has 10,637,151 shares of common stock issued and outstanding, 10,572,473 of which are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in private transactions not involving a public offering.

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

ITEM 6                                SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the accompanying notes included elsewhere in this Transition Report on Form 10-K.

	2010	2009	2008

Statement of Operations Data:
Revenues	$--	$--	$--
Cost of revenues	--	--	--
Gross profit (loss)	--	--	--
Other income (expense)	--	--	--
Selling, general and administrative expense	25,575	67,860	57,365

Net income (loss)	$-25,575	$-67,860	$-57,365

Net income (loss) per share:
Basic and diluted	$0	$-0.01	-0.08

	2010	2009	2008
Balance Sheet Data:
Cash	$5,017	$10,298	$--
Total assets	5,017	10,298	--
Total liabilities	125,952	105,658	27,500
Total stockholders’ deficit	$-120,935	$-95,360	$-27,500

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion should be read in conjunction with the Financial Statements and notes thereto included in Item 8 of Part II of this Transition Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in "Management's Discussion and Analysis of Financial Condition and Results of Operations", which follows, are forward-looking statements.  Forward-looking statements involve various important assumptions, risks, uncertainties and other factors which could cause our actual results to differ materially from those expressed in such forward-looking statements. Forward-looking statements in this discussion can be identified by words such as "anticipate," "believe," "could," "estimate," "expect," "plan," "intend," "may," "should" or the negative of these terms or similar expressions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievement. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, cancellation or deferral of customer orders, technological change or difficulties, difficulties in the timely development of new products, difficulties in manufacturing, commercialization and trade difficulties and general economic conditions as well as the factors set forth in our public filings with the Securities and Exchange Commission.

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

Results of Operations

Comparison of the nine month period ended September 30, 2010 to the nine month period ended September 30, 2009

 We had a net loss of $25,575 for the nine month period ended September 30, 2010 compared to a net loss of $63,089 for the nine month period ended September 30, 2009.  The change is explained below.

Selling, general and administrative costs:   SG&A expenses decreased approximately $38,000 primarily due to a decrease in consulting fees.

Liquidity and Capital Resources

 We have had minimal operating activity since commencing operations and are now relying on debt securities to fund our activities.

Net cash used in operating activities was $19,165 and $54,800 in the nine month period ended September 30, 2010 and 2009, respectively.

Net cash from investing activities was $0 and $0 in the nine month period ended September 30, 2010 and 2009, respectively.

Net cash provided by financing activities as $13,884 and $77,568 in the nine month period ended September 30, 2010 and 2009, respectively.

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

Commitments and Contractual Obligations

On November 18, 2008, Smartag issued a Convertible Note (the " Convertible Note ") for $25,000 to Ventana Capital Partners, Inc. (“Ventana”) in connection with cash, cash equivalents and professional services paid by Ventana.  The Convertible Note bears no interest and is due December 31, 2010.  The Convertible Note may be converted at a time, at the option of the holder, into shares of common stock of Smartag at $0.005 per share.  On November 1, 2010, the Company issued 500,000 shares of common stock.  The shares were issued upon the conversion of the $25,000 convertible note.  Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until December 31, 2010.  All advances shall be paid on or before December 31, 2010 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2010, Smartag Solutions Bhd advanced us $91,452.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

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

ITEM 7A                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2010, we had outstanding debt instruments of approximately $116,000.  The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense, our results of operations or financial condition as we rely on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

ITEM 8                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Smartag International, Inc.
  (a development stage company)
September 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Smartag International, Inc.

Scottsdale, Arizona

We have audited the accompanying balance sheets of Smartag International, Inc. ( a development stage company)(the “Company”) as of September 30, 2010 and December 31, 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the nine months ended September 30, 2010 and 2009 and for the period from March 24, 1999 (inception) to September 30, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smartag International, Inc. as of September 30, 2010 and December 31, 2009 and the results of its operations, stockholders’ deficit, and cash flows for the nine months ended September 30, 2010 and 2009 and for the period from March 24, 1999 (inception) to September 30, 2010 in conformity with U.S. generally accepted accounting principles.

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

Weaver & Martin, LLC

Kansas City Missouri

December 29, 2010

Smartag International, Inc.
  (a development stage company)
BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$5,017	$10,298
Total Current Assets	5,017	10,298

TOTAL ASSETS	$5,017	$10,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$9,500	$3,090
Secured Revolving Note Payable, Related Party	91,452	77,568
Notes Payable, Related Party	25,000	25,000
Total Current Liabilities	125,952	105,658

TOTAL LIABILITIES	125,952	105,658

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,137,151 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively.	10,137	10,137
Additional Paid-In-Capital	1,203,861	1,203,861
Accumulated Deficit	(1,309,358)	(1,241,498)
Net loss	(25,575)	(67,860)
Total Stockholders’ Deficit	(120,935)	(95,360)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,017	$10,298

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.
  (a development stage company)

 STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010 and 2009
AND FOR THE PERIOD MARCH 24, 1999 (INCEPTION)
THROUGH SEPTEMBER 30, 2010

	September 30, 2010	September 30, 2009	Cumulative from Inception
Revenues
Product	$-	$-	$-
Software support	-	-
Total revenues	-	-
COST OF SALES	-	-
GROSS PROFIT	-	-
OPERATING EXPENSES
Selling, general and administrative expenses	25,575	63,089	1,334,933
Total operating expenses	25,575	63,089	1,334,933
LOSS FROM OPERATIONS	(25,575)	(63,089)	(1,334,933)
Interest income/(expense) and other, net	-	-
NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(25,575)	$(63,089)	$(1,334,933)
NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	10,137,151	$10,137,151

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.
  (a development stage company)

STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010
AND FOR THE PERIOD MARCH 24, 1999 (INCEPTION)
THROUGH SEPTEMBER 30, 2010

	Common Stock			Additional Paid in Capital	Accumulated Deficit	Shareholders' Deficit
	Shares	Amount

Balance as of March 24, 1999	-	$-		$-	$-	$-

Shares issued for cash	127,151	127		1,148,173	-	1,148,300

Net loss	-	-		-	(1,164,967)	(1,164,967)

Balance as of December 31, 2006	127,151	127		1,148,173	(1,164,967)	(16,666)

Net loss	-	-		-	(19,166)	(19,166)

Balance as of December 31, 2007	127,151	127		1,148,173	(1,184,133)	(35,833)

Shares issued for services	10,000	10		(10)	-	-

Shares issued in exchange for debt with related party	10,000,000	10,000		40,000	-	50,000

Capital contribution from related party	-	-		15,698		15,698

Net loss	-	-		-	(57,365)	(57,365)

Balance as of December 31, 2008	10,137,151	$10,137		$1,203,861	$(1,241,498)	$(27,500)

Net loss	-		-	-	(67,860)	(67,860)

Balance as of December 31, 2009	10,137,151	$10,137		$1,203,861	$(1,309,358)	$(95,360)

Net loss for the nine months ended September 30, 2010	-	-		-	(25,575)	(25,575)

Balance as of September 30, 2010	10,137,151	$10,137		$1,203,861	$(1,334,933)	$(120,935)

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.
  (a development stage company)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010 and 2009
AND FOR THE PERIOD MARCH 24, 1999 (INCEPTION)
THROUGH SEPTEMBER 30, 2010

	September 30, 2010	September 30, 2009	Cumulative from Inception
Cash flows from operating activities:
Net loss	$(25,575)	$(63,089)	$(1,334,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt issued in exchange for services with related party	-	-	25,000
Shares issued in exchange for debt with related party	-	-	50,000
Changes in current assets and liabilities:
Accounts payable	6,410	8,289	9,500
Net cash used in operating activities	(19,165)	(54,800)	(1,250,433)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from Revolving Note	13,884	77,568	91,452
Issuance of Common Stock for Cash	-	-	1,148,300
Capital contribution – related party	-	-	15,698
Net cash provided by financing activities	13,884	77,568	1,255,450

Net increase (decrease) in cash and cash equivalents	(5,281)	22,768	5,017

Cash and cash equivalents - beginning balance	10,298	-	-

Cash and cash equivalents - ending balance	$5,017	$22,768	$5,017

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Basis of Presentation — Effective September 30, 2010, we changed our fiscal year end from December 31 to September 30.  The audited  financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and pursuant to the requirements for reporting on this Transition Report on Form 10-K.  The unaudited periods are presented for comparative purposes and are included pursuant to the financial information required on this Transition Report on Form 10-K.

The information included in these audited financial statements reflects all adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

Net Loss Per Share — The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share because their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. We do not expect this guidance to have a material impact on our financial statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product's essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that we adopt the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. We do not expect this guidance to have a material impact on our financial statements.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. As this guidance requires only additional disclosure, there should be no impact on the financial statements of the Company upon adoption.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. We do not expect a material impact on our financial statements due to the adoption of this guidance.

In April 2010, the FASB issued new accounting guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

NOTE 2 - Note Payable

Convertible Note

On November 18, 2008, Smartag issued a Convertible Note (the " Convertible Note ") for $25,000 to Ventana Capital Partners, Inc. (“Ventana”) in connection with $10,000 cash and $15,000 in professional services paid by Ventana.  The Convertible Note bears no interest.  The Convertible Note may be converted at a time, at the option of the holder, into 5,000,000 shares of common stock of Smartag at $0.005 per share.  The Convertible Note is due on December 31, 2010. On November 1, 2010, the Company issued 500,000 shares of common stock.  The shares were issued upon the conversion of the $25,000 convertible note.  Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until December 31, 2010.  All advances shall be paid on or before December 31, 2010 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2010, Smartag Solutions Bhd advanced us $91,452.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

NOTE 3 – Income Taxes

We have incurred operating losses of $1,334,933, which, if not utilized, will begin to expire in 2019. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance. There are additional limitations due to our change in control. Therefore, we believe we will be unable to utilize these loss carryforwards.

Details of future income tax assets at September 30, 2010 and December 31, 2009 are as follows:

Future income tax assets:	September 30, 2010	December 31, 2009
Net operating loss	$25,575	$67,860
Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	8,696	23,072
Valuation allowance	(8,696)	(23,072)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 4 – Related-party transactions

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until December 31, 2010.  All advances shall be paid on or before December 31, 2010 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2010, Smartag Solutions Bhd advanced us $91,452.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

NOTE 5 – Equity

Authorized Stock:

As of September 30, 2010, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On December 8, 2008, a reverse split of 1 for 200 was effectuated.

Share Issuance:

On November 1, 2010, the Company issued 500,000 shares of common stock.  The shares were issued upon the conversion of the $25,000 convertible note.  Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

Outstanding Options and Warrants:

None

NOTE 6 – Earnings per Share

 The following table sets forth common stock equivalents (potential common stock) for the period ended September 30, 2010 and the year ended December 31, 2009 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	September 30, 2010	December 31, 2009
Weighted average common stock equivalents:
Convertible Note	5,000,000	5,000,000

NOTE 7 – Commitments and Contingencies

Leases —The Company currently is not party to any leases

 Rent expense charged to operations for the nine month period ended September 30, 2010 and the year ended December 31, 2009 was zero.

Litigation — The Company is currently not party to any legal proceedings.

Consulting Agreements —On January 7, 2009, we entered into an agreement with Venor, Inc. to provide consulting services on a month to month basis.   Eric Stoppenhagen, a principle of Venor, Inc., will provide executive financial services to the Company.  For the nine month transition period, the Company paid Venor, Inc. $12,000.

NOTE 8 – Concentration of Credit Risk

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of September 30, 2010 and December 31, 2009, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

NOTE 9 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $1,334,933 as of September 30, 2010. Our total liabilities exceeded its total assets as of September 30, 2010. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 10 – Subsequent Events

Subsequent to September 30, 2010, the Company issued 500,000 shares of common stock.  The shares were issued upon the conversion of the $25,000 convertible note.  Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

Management has evaluated all activity through December 29, 2010, the issue date of these financial statements, and has concluded that no subsequent events, other than that stated in the preceding paragraph, have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on the results of this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

This Transition Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Transition Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B                      OTHER INFORMATION

None.

PART III

ITEM 10                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 The following table contains information as of September 30, 2010 as to each Director of the Company:

Director
Name	Age	Office Held
Datuk Abdul Hamed Sepawi	61	Chairman of the Board, Director
Peng Keong Lim	32	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Choong Huck Liang	39	Chief Technology Officer, Director

Directors are elected for a period of one year and until their successors are duly elected.  Executive officers are elected by the Board of Directors.

Datuk Abdul Hamed Sepawi

Datuk Abdul Hamed Sepawi, 59, Malaysian, is Chairman of the Board of the Company. He holds a Bachelor of Science degree from University of Malaya and a Masters degree in Forest Products from Oregon State University. He is a recipient of the Sarawak Entrepreneur of the Year for two consecutive years in 2004 and 2005 due to his impressive record as an entrepreneur, businessman and a leader of the community in Sarawak. He is a qualified and experienced forester who has been involved in forest management and manufacturing for the last 16 years. He is one of the co-founders of Ta Ann Holdings Bhd and serves as the Non-Independent Executive Chairman of the said company and he is also the Non-Executive Chairman of Naim Cendera Holdings Bhd. He is also the Chairman of Sarawak Energy Bhd, and he oversees the state’s electricity supply as a personal contribution of his services for the state and the nation. He ventured into the ICT industry in 1999 when his private company, Danawa Resources Sdn Bhd and Cambridge University tied up to implement the Cambridge Information Communications and Technology Starters Programme.

Lim Peng Keong

Mr. Lim Peng Keong, 31, Malaysian, is Chief Executive Officer of the Company and a director. He graduated with a Bachelor of Science (First Class Honours) degree in Computer Science from the University of Portsmouth in 2001 and obtained a Masters degree in Business Administration majoring in Human Resource Management from the University of Nottingham Trent in 2004. Prior to that, Mr. Lim obtained Diploma in Electronic, Electrical and Telecommunication Engineering from KDU College. In 2001, Mr. Lim joined a foreign bank as a Business Financial Executive. Afterwards, he joined an independent think tank as their research team member. He was responsible for formulating strategic planning and policy recommendations based on sound research, analysis and judgment underlined by caring and sharing society concept. During his tenure there, he was assigned to lead the areas of the Information Technology industry and the Broadband and Info-structure planning and implementation.

Choong Huck Liang

Choong Huck Liang, 38, Malaysian is a director of the Company. He has been involved in the local ICT industry for more than 18 years, being exposed to various positions in the industry over the years. He graduated from Humberside University with a Higher Diploma in Computer Studies in 1993. He is also a Microsoft Certified Systems Engineer, a certificate granted by Microsoft which he obtained in 1998. Prior to his graduation, he worked as a Technical Support Officer with Pineapple Computer (M) Sdn Bhd and Hutchison Paging respectively, from 1989 to 1992 while taking NCC Diploma in Computer Studies and ACCA Level 1. After his graduation in 1993, he started his working career with Cedar Distributions Sdn Bhd, which is a software development company as a programmer. He was promoted to Head of Programmer within 6 months of being with the company. He left a year later to start his own business, Island System Software Design. He then left to join Winsoft Technology Sdn Bhd in 1995 as a Software Director of the company. In 1998 he was appointed by Penang.Net (Penang Network Services Sdn Bhd) to setup their data centre.  He founded Javasoft Communications Sdn Bhd as a managing director in 1999. It is in this company that he developed many independent sub-systems for Gleneagles Medical Centre, DELL, BOSCH, AMD, MOTOROLA, ERP modules for various manufacturer and many high profile projects such as Document Imaging system for ABN AMRO Bank, MCMC Broadband Survey Portal and Royalties Card Portal for Supergoldcard.com (Georgetown Group).  In 2000, he founded Moset Sdn Bhd (a joint-Venture company with Penang.Net) to provide E-commerce service.

Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the period ended September 30, 2010 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

The following table sets forth, as of December 29, 2010, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class Common Stock(1)
Smartag Solutions Bhd.(2) 368-4-1, Bellisa Row Jalan Burmah 10350 Penang Malaysia	10,000,000	94%
All Officers and Directors as a group	10,000,000	94%

*           Represents less than 1%.

(1)
The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, and (B) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of Common Stock outstanding (10,637,151), and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator.

(2)	Smartag Solutions Bhd.’s, CEO, Peng Keong Lim, holds voting and/or investment power over the shares beneficially owned by Smartag Solutions Bhd.

ITEM 13                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until December 31, 2010.  All advances shall be paid on or before December 31, 2010 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2010, Smartag Solutions Bhd advanced us $91,452.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

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

ITEM 14                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the nine month period ended September 30, 2010 and the fiscal year ended December 31, 2009; the Company paid our principal accountant approximately $13,250 and $7,500, respectively for auditing services they performed throughout those years.

 Tax Fees

During the nine month period ended September 30, 2010 and the fiscal year ended December 31, 2009; our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the nine month period ended September 30, 2010 and the fiscal year ended December 31, 2009, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of September 30, 2010 and December 31, 2009.

Statements of Operations for the nine months ended September 30, 2010 and 2009 and for the period from inception through September 30, 2010.

Statements of Stockholders’ Deficit for the nine months ended September 30, 2010 and 2009 and for the period from inception through September 30, 2010.

Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period from inception through September 30, 2010.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Company's Form 10 filed on November 16, 2009)

3.2	Bylaws of Smartag International, Inc. (incorporated herein by reference to Exhibit 3.1 of Company's Form 8-K dated September 30, 2010)

10.1
Convertible Note between Smartag International, Inc. and Ventana Capital Partners, Inc. dated November 18, 2009 (incorporated herein by reference to Exhibit 10.1 of Company's Form 10 filed on November 16, 2009)

10.2
Secured Revolving Promissory Note between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.3 of Company's Form 10 filed on November 16, 2009)

10.3
Security Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.4 of Company's Form 10 filed on November 16, 2009)

31
Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2010.

32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

 SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

December 29, 2010	SMARTAG INTERNATIONAL, INC.

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

Signature	Title	Date
/s/ Datuk Abdul Hamed Sepawi Datuk Abdul Hamed Sepawi	Chairman of the Board, Director	December 29, 2010

/ s/ Peng Keong Lim Peng Keong Lim	CEO, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	December 29, 2010

/ s/ Choong Huck Liang Choong Huck Liang	Director	December 29, 2010