Form 10-Q
period 2010-12-31
Smartag International, Inc.
filed 2011-02-15
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2010

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000- 53792

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
YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).
YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2011
Common Stock, $.001 par value	10,637,151

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS
SMARTAG INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$5,133	$5,017

TOTAL CURRENT ASSETS	$5,133	$5,017

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,104	$9,500
Secured Revolving Note Payable, Related Party	102,408	91,452
Notes Payable	-	25,000
TOTAL CURRENT LIABILITIES	119,512	125,952

STOCKHOLDERS’ DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,137,151 and 10,637,151 shares issued and outstanding at September 30, 2010 and December 31, 2010, respectively.	10,637	10,137
Additional paid in capital	1,228,361	1,203,861
Accumulated deficit	(1,353,377)	(1,334,933)
TOTAL STOCKHOLDERS’ DEFICIT	(114,379)	(120,935)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,133	$5,017

The accompanying notes are an integral part of these condensed financial statements.

 SMARTAG INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2010	2009
REVENUES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-
OPERATING EXPENSES:
General and administrative expenses	18,444	4,771
LOSS FROM OPERATIONS	(18,444)	(4,771)
Interest expense	-	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(18,444)	(4,771)
Provision for income taxes	-	-

NET LOSS	$(18,444)	$(4,771)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	10,582,660	10,137,151

The accompanying notes are an integral part of these condensed financial statements.

  SMARTAG INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,		Cumulative
	2010	2009	from Inception
Cash flows from operating activities:
Net loss	$(18,444)	$(4,771)	$(1,353,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt issued in exchange for services with related party	-	-	25,000
Shares issued in exchange for debt with related party	-	-	50,000
Changes in current assets and liabilities:
Accounts payable	7,604	(7,700)	17,104
Net cash used in operating activities	(10,840)	(12,471)	(1,261,273)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from Revolving Note	10,956	-	102,408
Issuance of Common Stock for Cash	-	-	1,148,300
Capital contribution – related party	-	-	15,698
Net cash provided by financing activities	10,956	-	1,255,450

Net increase (decrease) in cash and cash equivalents	116	(12,471)	5,133

Cash and cash equivalents - beginning balance	5,017	22,769	-

Cash and cash equivalents - ending balance	$5,133	$10,298	$5,133

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2010 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

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

Going Concern — The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended December 31, 2010, the Company had a net loss of $18,444. At December 31, 2010, the Company had working capital of ($114,379) and stockholders’ deficit of $114,379. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying condensed financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2011.  All advances shall be paid on or before December 31, 2010 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of December 31, 2010, Smartag Solutions Bhd advanced us $102,408.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

NOTE 3 – Related-party transactions

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until December 31, 2010.  All advances shall be paid on or before September 30, 2011 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of December 31, 2010, Smartag Solutions Bhd advanced us $102,408.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

NOTE 4 – Equity

Authorized Stock:

As of December 31, 2010, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On December 8, 2008, a reverse split of 1 for 200 was effectuated.

Share Issuance:

On November 1, 2010, the Company issued 500,000 shares of common stock.  The shares were issued upon the conversion of the $25,000 convertible note.  Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

Outstanding Options and Warrants:

None

NOTE 5 – Subsequent Events

Management has evaluated all activity through February 14, 2011, the issue date of these financial statements, and has concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2010 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2010 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operation

For the three months ended December 31, 2010 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three months ended December 31, 2010, the Company had a net loss of $18,444, as compared with a net loss of $4,771 for the corresponding period in 2009. The increases in operating expense for the current period are mainly due to an increase in consulting expense due to the change of the Company’s fiscal year.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2010 and 2009:

Three months ended December 31,

	2010	2009
Operating Activities	$(10,840)	$(12,471)
Investing Activities	-	-
Financing Activities	10,956	-
Net Effect on Cash	$116	$(12,471)

In the current period ending December 31, 2010, the Company incurred a net loss of $18,444 which was offset by an increase in accounts payable for the period of $7,604 and an increase in proceeds from revolving note of $10,956.  For the period ended December 31, 2009, the Company incurred a net loss of $4,771.  The Company received proceeds from its secured revolving note payable, related party to cover its operational losses.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2010, and our unaudited financial statements for the quarter ended December 31, 2010 include a "going concern" footnote.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 1 - "Summary of Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II -- OTHER INFORMATION

 Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

 Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 13, 2010 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.

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

SMARTAG INTERNATIONAL, INC.

Date: February 14, 2011	/s/ Peng Keong Lim
Name: Peng Keong Lim
Title: Chief Executive Officer, President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.