Form 10-Q
period 2011-03-31
Smartag International, Inc.
filed 2011-04-15
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2011

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2011
Common Stock, $.001 par value	10,637,151

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS
SMARTAG INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,281	$5,017

TOTAL CURRENT ASSETS	$1,281	$5,017

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,624	$9,500
Secured Revolving Note Payable, Related Party	103,408	91,452
Notes Payable	-	25,000
TOTAL CURRENT LIABILITIES	120,032	125,952

STOCKHOLDERS’ DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	-	-
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,137,151 and 10,637,151 shares issued and outstanding at September 30, 2010 and March 31, 2011, respectively.	10,637	10,137
Additional paid in capital	1,228,361	1,203,861
Accumulated deficit	(1,357,749)	(1,334,933)
TOTAL STOCKHOLDERS’ DEFICIT	(118,751)	(120,935)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,281	$5,017

The accompanying notes are an integral part of these condensed financial statements.

 SMARTAG INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,		Cumulative from March 24, 1999 (Inception) through March 31,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-
OPERATING EXPENSES:
General and administrative expenses	4,372	6,000	22,816	10,771	1,357,749
LOSS FROM OPERATIONS	(4,372)	(6,000)	(22,816)	(10,771)	(1,357,749)
Interest expense	-	-	-	-	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(4,372)	(6,000)	(22,816)	(10,771)	(1,357,749)
Provision for income taxes	-	-	-	-	-

NET LOSS	$(4,372)	$(6,000)	$(22,816)	$(10,771)	$(1,357,749)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	10,637,151	10,137,151	10,609,606	10,137,151

The accompanying notes are an integral part of these condensed financial statements.

  SMARTAG INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,		Cumulative
	2011	2010	from Inception
Cash flows from operating activities:
Net loss	$(22,816)	$(10,771)	$(1,357,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in exchange for debt with related party	-	-	50,000
Changes in current assets and liabilities:
Accounts payable	7,124	(1,700)	16,624
Net cash used in operating activities	(15,692)	(12,471)	(1,266,125)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from Revolving Note	11,956	-	103,408
Issuance of Common Stock for Cash	-	-	1,148,300
Conversion of Note			25,000
Capital contribution – related party	-	-	15,698
Net cash provided by financing activities	11,956	-	1,267,406

Net increase (decrease) in cash and cash equivalents	(3,736)	(12,471)	1,281

Cash and cash equivalents - beginning balance	5,017	22,769	-

Cash and cash equivalents - ending balance	$1,281	$10,298	$1,281

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

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

Going Concern — The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended March 31, 2011, the Company had a net loss of $4,372. At March 31, 2011, the Company had working capital of ($118,751) and stockholders’ deficit of $118,751. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - Note Payable

Convertible Note

On November 18, 2008, Smartag issued a Convertible Note (the " Convertible Note ") for $25,000 to Ventana Capital Partners, Inc. (“Ventana”) in connection with $10,000 cash and $15,000 in professional services paid by Ventana.  The Convertible Note bears no interest.  The Convertible Note may be converted at a time, at the option of the holder, into 5,000,000 shares of common stock of Smartag at $0.005 per share.  The Convertible Note is due on March 31, 2011. On November 1, 2010, the Company issued 500,000 shares of common stock.  The shares were issued upon the conversion of the $25,000 convertible note.  Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2011.  All advances shall be paid on or before September 30, 2011 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of March 31, 2011, Smartag Solutions Bhd advanced us $103,408.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

NOTE 3 – Related-party transactions

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until March 31, 2011.  All advances shall be paid on or before September 30, 2011 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of March 31, 2011, Smartag Solutions Bhd advanced us $103,408.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

NOTE 4 – Equity

Authorized Stock:

As of March 31, 2011, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On December 8, 2008, a reverse split of 1 for 200 was effectuated.

Share Issuance:

On November 1, 2010, the Company issued 500,000 shares of common stock.  The shares were issued upon the conversion of the $25,000 convertible note.  Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

Outstanding Options and Warrants:

None

NOTE 5 – Subsequent Events

Management has evaluated all activity through April 15, 2011, the issue date of these financial statements, and has concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

On March 31, 2008, pursuant to a Share Purchase Agreement Chad Love Lieberman, the Company’s former majority stockholder and President, sold to Smartag Solutions Bhd. an aggregate of 10,000,000 shares of Company common stock (the “Sale”) which amounted to 98.6% of the Company.

On February 19, 2009, Art4Love changed its name to Smartag International, Inc.

Business of Issuer
Currently, the Company seeks suitable candidates for a business combination with a private company.  The Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected March 31 as its fiscal year end.

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

Results of Operation

For the three and six months ended March 31, 2011 and 2010, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three months ended March 31, 2011, the Company had a net loss of $4,372, as compared with a net loss of $6,000 for the corresponding period in 2010. The decreases in operating expense for the current period are mainly due to an decrease in audit expense due to the change of the Company’s fiscal year.

 For the six months ended March 31, 2011, the Company had a net loss of $22,816, as compared with a net loss of $10,771 for the corresponding period in 2010. The increases in operating expense for the current period are mainly due to an increase in consulting expense due to the change of the Company’s fiscal year.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2011 and 2010:

Three months ended March 31,

	2011	2010
Operating Activities	$(15,692)	$(12,471)
Investing Activities	-	-
Financing Activities	11,956	-
Net Effect on Cash	$(3,736)	$(12,471)

In the current period ending March 31, 2011, the Company incurred a net loss of $4,372 which was offset by an increase in accounts payable for the period of $7,124 and an increase in proceeds from revolving note of $11,956.  For the period ended March 31, 2010, the Company incurred a net loss of $10,771.  The Company received proceeds from its secured revolving note payable, related party to cover its operational losses.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2010, and our unaudited financial statements for the quarter ended March 31, 2011 include a "going concern" footnote.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

SMARTAG INTERNATIONAL, INC.

Date: April 15, 2011	/s/ Peng Keong Lim
Name: Peng Keong Lim
Title: Chief Executive Officer, President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.