Form 10-Q
period 2011-06-30
Smartag International, Inc.
filed 2011-08-08
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2011

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [ ]    NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2011
Common Stock, $.001 par value	10,637,151

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$10,140	$5,017

TOTAL CURRENT ASSETS	$10,140	$5,017

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,424	$9,500
Secured Revolving Note Payable, Related Party	128,364	91,452
Notes Payable	—	25,000
TOTAL CURRENT LIABILITIES	132,788	125,952

STOCKHOLDERS’ DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,137,151 and 10,637,151 shares issued and outstanding at September 30, 2010 and June 30, 2011, respectively	10,637	10,137
Additional paid in capital	1,228,361	1,203,861
Accumulated deficit	(1,361,646)	(1,334,933)
TOTAL STOCKHOLDERS’ DEFICIT	(122,648)	(120,935)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,140	$5,017

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,		Cumulative from March 24, 1999 (Inception) through June 30,
	2011	2010	2011	2010	2011
REVENUES	$—	$—	$—	$—	$—
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES:
General and administrative expenses	3,897	15,667	26,713	26,448	1,361,646
LOSS FROM OPERATIONS	(3,897)	(15,667)	(26,713)	(26,448)	(1,361,646)
Interest expense	—	—	—	—	—
LOSS BEFORE PROVISION FOR INCOME TAXES	(3,897)	(15,667)	(26,713)	(26,448)	(1,361,646)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(3,897)	$(15,667)	$(26,713)	$(26,448)	$(1,361,646)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	10,637,151	10,137,151	10,618,788	10,137,151

The accompanying notes are an integral part of these condensed financial statements.

  SMARTAG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,		Cumulative
	2011	2010	from Inception
Cash flows from operating activities:
Net loss	$(26,713)	$(26,448)	$(1,361,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in exchange for debt with related party	—	—	50,000
Changes in current assets and liabilities:
Accounts payable	(5,076)	1,050	4,424
Net cash used in operating activities	(31,789)	(25,398)	(1,282,222)

Cash flows from investing activities:
Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Proceeds from Revolving Note	36,912	8,706	128,364
Issuance of Common Stock for Cash	—	—	1,148,300
Conversion of Note			25,000
Capital contribution – related party	—	—	15,698
Net cash provided by financing activities	36,912	8,706	1,292,362

Net increase (decrease) in cash and cash equivalents	5,123	(16,692)	10,140

Cash and cash equivalents - beginning balance	5,017	22,769	—

Cash and cash equivalents - ending balance	$10,140	$6,076	$10,140

Supplemental disclosure of cash flows information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

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

Going Concern — The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended June 30, 2011, the Company had a net loss of $3,897. At June 30, 2011, the Company had working capital of ($122,648) and stockholders’ deficit of $122,648. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which specifies that pro forma disclosures for business combinations are to be reported as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The pro forma disclosures must also include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations with an acquisition date of January 1, 2011 or later. Adoption of the new requirement did not have an effect on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

NOTE 2 - Note Payable

Convertible Note

On November 18, 2008, Smartag issued a Convertible Note (the " Convertible Note ") for $25,000 to Ventana Capital Partners, Inc. (“Ventana”) in connection with $10,000 cash and $15,000 in professional services paid by Ventana.  The Convertible Note bears no interest.  The Convertible Note may be converted at a time, at the option of the holder, into 5,000,000 shares of common stock of Smartag at $0.005 per share.  The Convertible Note is due on June 30, 2011. On November 1, 2010, the Company issued 500,000 shares of common stock. The shares were issued upon the conversion of the $25,000 convertible note. Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2011.  All advances shall be paid on or before September 30, 2011 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of June 30, 2011, Smartag Solutions Bhd advanced us $128,364.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

NOTE 3 – Related-party transactions

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2011.  All advances shall be paid on or before September 30, 2011 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of June 30, 2011, Smartag Solutions Bhd advanced us $128,364.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

NOTE 4 – Equity

Authorized Stock:

As of June 30, 2011, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On December 8, 2008, a reverse split of 1 for 200 was effectuated.

Share Issuance:

On November 1, 2010, the Company issued 500,000 shares of common stock. The shares were issued upon the conversion of the $25,000 convertible note. Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

Outstanding Options and Warrants:

None

NOTE 5 – Subsequent Events

Management has evaluated all activity through August 8, 2011, the issue date of these financial statements, and has concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

On June 30, 2008, pursuant to a Share Purchase Agreement Chad Love Lieberman, the Company’s former majority stockholder and President, sold to Smartag Solutions Bhd. an aggregate of 10,000,000 shares of Company common stock (the “Sale”) which amounted to 98.6% of the Company.

On February 19, 2009, Art4Love changed its name to Smartag International, Inc.

Business of Issuer

Currently, the Company seeks suitable candidates for a business combination with a private company.  The Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected June 30 as its fiscal year end.

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

Results of Operation

For the three and nine months ended June 30, 2011 and 2010, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three months ended June 30, 2011, the Company had a net loss of $3,897, as compared with a net loss of $15,667 for the corresponding period in 2010. The decreases in operating expense for the current period are mainly due to a decrease in audit expense due to the change of the Company’s fiscal year.

 For the nine months ended June 30, 2011, the Company had a net loss of $26,713, as compared with a net loss of $26,448 for the corresponding period in 2010. There was no significant change.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2011 and 2010:

	Nine Months Ended June 30,
	2011	2010
Operating Activities	$(31,789)	$(25,398)
Investing Activities	—	—
Financing Activities	36,912	8,706
Net Effect on Cash	$5,123	$(16,692)

In the current nine months ending June 30, 2011, the Company incurred a net loss of $26,713 which was offset by a decrease in accounts payable of $5,076 and an increase in proceeds from revolving note of $36,912.  For the nine months ended June 30, 2010, the Company incurred a net loss of $26,448.  The Company received proceeds from its secured revolving note payable, related party to cover its operational losses.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2010, and our unaudited financial statements for the quarter ended June 30, 2011 include a "going concern" footnote.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2011, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

    pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and
    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2010 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

ITEM 6.	Exhibits
	31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTAG INTERNATIONAL, INC.

Date: August 8, 2011	/s/ P
Name: Peng Keong Lim
Title: Chief Executive Officer, President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.