Form 10-K
period 2011-09-30
Smartag International, Inc.
filed 2011-11-15
CIK 1469207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the nine month transition period ended September 30, 2011
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SMARTAG INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

Commission file number: 000- 53792

Nevada	81-0554149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1328 W. Balboa Blvd. Suite C Newport Beach, CA	92661
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(949) 903-0468

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☒      No   ☐

As of March 31, 2011 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $382,290.

As of November 11, 2011, there were 10,637,151 shares of common stock outstanding.

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

10,572,473 of the 10,637,151 outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. These final rules may be found at: www.sec.gov/rules/final/2007/33-8869.pdf. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

We have a history of incurring losses from operations. As of September 30, 2011, we had an accumulated deficit of approximately $1,366,069, of which approximately $1,164,967 was incurred prior to the cessation of the previous operating business on December 31, 2006.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs in the near term. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

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

 Other factors that could cause such volatility may include, among other things:

·	announcements concerning our strategy,

·	litigation; and

·	general market conditions.

Because our common stock is considered a "penny stock" any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently traded on the OTC Markets and OTC Bulletin Board and is considered a "penny stock." The OTC Markets and OTC Bulletin Board are generally regarded as a less efficient trading market than the NASDAQ Capital Market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

The Company neither rents nor owns any properties. The Company utilizes office space provided free of charge by Smartag Solutions Bhd., our majority shareholder. The Company will continue to maintain its offices at this address until the consummation of a Business Combination, if ever.

ITEM 3. LEGAL PROCEEDINGS

We have no outstanding, material legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCAHSES OF EQUITY SECURITIES

(a) Market Information.

The Company’s common stock is currently quoted on the OTC Markets and OTC Bulletin Board under the symbol “SMRN”.  Prior to February 9, 2009, the Company’s stock was quoted on the OTC Markets under the symbol “ALVN”.  The following table sets forth the high and low per share sales prices for our common stock for each of the quarters in the period beginning October 1, 2009 through September 30, 2011 as reported by the Pink Sheets.

Quarter Ended	High	Low

December 31, 2009	$0.0005	$0.0005
March 31, 2010	1.01	0.00
June 30, 2010	1.01	1.01
September 30, 2010	1.01	0.60
December 31, 2010	0.60	0.60
March 31, 2011	0.60	0.60
June 30, 2011	0.60	0.05
September 30, 2011	$0.05	$0.05

The closing price of our common stock as reported on the OTC Pink Sheets on November 11, 2011, was $0.0000.

(b) Holders

As of November 11, 2011, there were approximately 61 holders of record of our common stock.

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

Description of Securities

 (a) Common or Preferred Stock ..

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 525,000,000 shares of capital stock, of which 500,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 25,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of November 11, 2011, 10,637,151 shares of Common Stock were issued and outstanding.

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

The Company’s common stock is currently quoted on the OTC Markets and OTC Bulletin Board under the symbol “SMRN”.  Prior to February 9, 2009, the Company’s stock was quoted on the OTC Pink Sheets under the symbol “ALVN”.

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

If, after a business combination, we do not meet the qualifications for listing on the Nasdaq SmallCap Market. On April 7, 2000, the Securities and Exchange Commission issued a clarification with regard to the reporting status under the Securities Exchange Act of 1934 of a non-reporting company after it acquired a reporting “blank check” company. This letter clarified the Commission’s position that such Company would not be a successor issuer to the reporting obligation of the “blank check” company by virtue of Exchange Act Rule 12g-3(a).

We intend that any merger we undertake would not be deemed a “back door” registration since we would remain the reporting company and the Company that we merge with would not become a successor issuer to our reporting obligations by virtue of Commission Rule 12g-3(a).

Recent Sale of Unregistered Securities.

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

ITEM 6. SELECTED FINANCIAL DATA

 Not Applicable

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

Results of Operations

Comparison of the fiscal year ended September 30, 2011 to the fiscal year ended September 30, 2010

 We had a net loss of $31,136 for the year ended September 30, 2011 compared to a net loss of $30,346 for the year ended September 30, 2010.  The change is explained below.

Selling, general and administrative costs:   SG&A expenses increased approximately $790 primarily due to a increase in consulting fees.

Liquidity and Capital Resources

 We have had minimal operating activity since commencing operations and are now relying on debt securities to fund our activities.

Net cash used in operating activities was $35,567 and $31,636 in the year ended September 30, 2011 and 2010, respectively.

Net cash from investing activities was $0 and $0 in the year ended September 30, 2011 and 2010, respectively.

Net cash provided by financing activities as $36,912 and $13,884 in the year ended September 30, 2011 and 2010, respectively.

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

Commitments and Contractual Obligations

On November 18, 2008, Smartag issued a Convertible Note (the " Convertible Note ") for $25,000 to Ventana Capital Partners, Inc. (“Ventana”) in connection with cash, cash equivalents and professional services paid by Ventana.  The Convertible Note bears no interest and was due December 31, 2010.  The Convertible Note may be converted at a time, at the option of the holder, into shares of common stock of Smartag at $0.005 per share. On November 1, 2010, the Company issued 500,000 shares of common stock. The shares were issued upon the conversion of the $25,000 convertible note. Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2011, Smartag Solutions Bhd advanced us $128,364.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2011, we had outstanding debt instruments of approximately $128,364.  The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense, our results of operations or financial condition as we rely on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

ITEM 8                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Smartag International, Inc.

  (a development stage company)

September 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Smartag International, Inc.

Newport Beach, California

We have audited the accompanying balance sheets of Smartag International, Inc. ( a development stage company)(the “Company”) as of September 30, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2011 and 2010 and for the period from March 24, 1999 (inception) to September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smartag International, Inc. as of September 30, 2011 and 2010 and the results of its operations, stockholders’ deficit, and cash flows for the years ended September 30, 2011 and 2010 and for the period from March 24, 1999 (inception) to September 30, 2011 in conformity with U.S. generally accepted accounting principles.

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

Weaver Martin & Samyn, LLC

Kansas City Missouri

November 11, 2011

Smartag International, Inc.

  (a development stage company)

BALANCE SHEETS

	September 30, 2011	September 30, 2010
ASSETS
Current Assets
Cash	$6,362	$5,017
Total Current Assets	6,362	5,017
TOTAL ASSETS	$6,362	$5,017
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$5,069	$9,500
Secured Revolving Note Payable, Related Party	128,364	91,452
Notes Payable, Related Party	—	25,000
Total Current Liabilities	133,433	125,952
TOTAL LIABILITIES	133,433	125,952
STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,637,151 and 10,137,151 shares issued and outstanding at September 30, 2011 and September 30, 2010, respectively	10,637	10,137
Additional Paid-In-Capital	1,228,361	1,203,861
Accumulated Deficit	(1,334,933)	(1,309,358)
Net loss	(31,136)	(25,575)
Total Stockholders’ Deficit	(127,071)	(120,935)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,362	$5,017

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

  (a development stage company)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2011 and 2010

AND FOR THE PERIOD MARCH 24, 1999 (INCEPTION)

THROUGH SEPTEMBER 30, 2011

		September 30, 2011	September 30, 2010	Cumulative from Inception
REVENUES
Product	$	-	$-	$-
Software support		-	-	-
Total revenues		-	-	-
COST OF SALES		-	-	-
GROSS PROFIT		-	-	-
OPERATING EXPENSES
Selling, general and administrative expenses		31,136	30,346	1,366,069
Total operating expenses		31,136	30,346	1,366,069
LOSS FROM OPERATIONS		(31,136)	(30,346)	(1,366,069)
Interest income/(expense) and other, net		-	-	-
NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$	(31,136)	$(30,346)	$(1,366,069)
NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$	(0.00)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		10,623,416	$10,137,151

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

  (a development stage company)

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED SEPTEMBER 30, 2011

AND FOR THE PERIOD MARCH 24, 1999 (INCEPTION)

THROUGH SEPTEMBER 30, 2011

	Common Stock			Additional Paid in Capital	Accumulated Deficit	Shareholders' Deficit
	Shares	Amount

Balance as of March 24, 1999	-	$-		$-	$-	$-

Shares issued for cash	127,151	127		1,148,173	-	1,148,300

Net loss	-	-		-	(1,164,967)	(1,164,967)

Balance as of December 31, 2006	127,151	127		1,148,173	(1,164,967)	(16,666)

Net loss	-	-		-	(19,166)	(19,166)

Balance as of December 31, 2007	127,151	127		1,148,173	(1,184,133)	(35,833)

Shares issued for services	10,000	10		(10)	-	-

Shares issued in exchange for debt with related party	10,000,000	10,000		40,000	-	50,000

Capital contribution from related party	-	-		15,698		15,698

Net loss	-	-		-	(57,365)	(57,365)

Balance as of December 31, 2008	10,137,151	$10,137		$1,203,861	$(1,241,498)	$(27,500)

Net loss	-		-	-	(67,860)	(67,860)

Balance as of December 31, 2009	10,137,151	$10,137		$1,203,861	$(1,309,358)	$(95,360)

Net loss for nine months ended September 30, 2010	-	-		-	(25,575)	(25,575)

Balance as of September 30, 2010	10,137,151	$10,137		$1,203,861	$(1,334,933)	$(120,935)

Conversion of note	500,000	500		24,500	-	25,000

Net loss	-	-		-	(31,136)	(31,136)

Balance as of September 30, 2011	10,637,151	$10,637		$1,228,361	$(1,366,069)	$(127,071)

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

  (a development stage company)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED SEPTEMBER 30, 2011 and 2010

AND FOR THE PERIOD MARCH 24, 1999 (INCEPTION)

THROUGH SEPTEMBER 30, 2011

	September 30, 2011	September 30, 2010	Cumulative from Inception
Cash flows from operating activities:
Net loss	$(31,136)	$(30,346)	$(1,366,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in exchange for debt with related party	-	-	50,000
Changes in current assets and liabilities:
Accounts payable	(4,431)	(1,290)	5,069
Net cash used in operating activities	(35,567)	(31,636)	(1,311,000)

Cash flows from investing activities:
Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds from revolving note	36,912	13,884	128,364
Issuance of common stock for cash	-	-	1,148,300
Conversion of note			25,000
Capital contribution – related party	-	-	15,698
Net cash provided by financing activities	36,912	13,884	1,317,362

Net increase (decrease) in cash and cash equivalents	1,345	(17,752)	6,362

Cash and cash equivalents - beginning balance	5,017	-	-

Cash and cash equivalents - ending balance	$6,362	$5,017	$6,362

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09, "Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"). ASU 2010-09 was issued to change certain guidance in the original codification and to clarify other portions. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU 2010-09, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company determined that this updated guidance has no impact on its consolidated financial position or results of operations.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

NOTE 2 - Note Payable

Convertible Note

On November 18, 2008, Smartag issued a Convertible Note (the " Convertible Note ") for $25,000 to Ventana Capital Partners, Inc. (“Ventana”) in connection with $10,000 cash and $15,000 in professional services paid by Ventana.  The Convertible Note bears no interest.  The Convertible Note may be converted at a time, at the option of the holder, into 5,000,000 shares of common stock of Smartag at $0.005 per share.  The Convertible Note was due on December 31, 2010. On November 1, 2010, the Company issued 500,000 shares of common stock. The shares were issued upon the conversion of the $25,000 convertible note. Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2011, Smartag Solutions Bhd advanced us $128,364.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

NOTE 3 – Income Taxes

We have incurred operating losses of $1,366,069, which, if not utilized, will begin to expire in 2019. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. There are additional limitations due to our change in control. Therefore, we believe we will be unable to utilize these loss carryforwards.

Details of future income tax assets at September 30, 2011 and 2010 are as follows:

	September 30,
Future income tax assets:	2011	2010
Net operating loss	$31,136	$30,346
Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	10,586	10,318
Valuation allowance	(10,586)	(10,318)
	$-	$-

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 4 – Related-party transactions

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2011, Smartag Solutions Bhd advanced us $128,364.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

NOTE 5 – Equity

Authorized Stock:

As of September 30, 2011, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On December 8, 2008, a reverse split of 1 for 200 was effectuated.

Share Issuance:

On November 1, 2010, the Company issued 500,000 shares of common stock. The shares were issued upon the conversion of the $25,000 convertible note. Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

Outstanding Options and Warrants:

None

NOTE 6 – Earnings per Share

 The following table sets forth common stock equivalents (potential common stock) for the period ended September 30, 2011 and 2010 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	September 30,
	2011	2010
Weighted average common stock equivalents:
Convertible Note	-	5,000,000

NOTE 7 – Commitments and Contingencies

Leases —The Company currently is not party to any leases

 Rent expense charged to operations for the year ended September 30, 2011 and 2010 was zero.

Litigation — The Company is currently not party to any legal proceedings.

NOTE 8 – Concentration of Credit Risk

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of September 30, 2011 and 2010, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

NOTE 9 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $1,366,069 as of September 30, 2011. Our total liabilities exceeded its total assets as of September 30, 2011. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 10 – Subsequent Events

Management has evaluated all activity through November 11, 2011, the issue date of these financial statements, and has concluded that no subsequent events, other than that stated in the preceding paragraph, have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2011, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 The following table contains information as of September 30, 2011 as to each Director of the Company:

Director

Name	Age	Office Held
Datuk Abdul Hamed Sepawi	62	Chairman of the Board, Director
Peng Keong Lim	33	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Choong Huck Liang	40	Chief Technology Officer, Director

Directors are elected for a period of one year and until their successors are duly elected.  Executive officers are elected by the Board of Directors.

Datuk Abdul Hamed Sepawi

Datuk Abdul Hamed Sepawi, 62, Malaysian, is Chairman of the Board of the Company. He holds a Bachelor of Science degree from University of Malaya and a Masters degree in Forest Products from Oregon State University. He is a recipient of the Sarawak Entrepreneur of the Year for two consecutive years in 2004 and 2005 due to his impressive record as an entrepreneur, businessman and a leader of the community in Sarawak. He is a qualified and experienced forester who has been involved in forest management and manufacturing for the last 16 years. He is one of the co-founders of Ta Ann Holdings Bhd and serves as the Non-Independent Executive Chairman of the said company and he is also the Non-Executive Chairman of Naim Cendera Holdings Bhd. He is also the Chairman of Sarawak Energy Bhd, and he oversees the state’s electricity supply as a personal contribution of his services for the state and the nation. He ventured into the ICT industry in 1999 when his private company, Danawa Resources Sdn Bhd and Cambridge University tied up to implement the Cambridge Information Communications and Technology Starters Programme.

Lim Peng Keong

Mr. Lim Peng Keong, 33, Malaysian, is Chief Executive Officer of the Company and a director. He graduated with a Bachelor of Science (First Class Honours) degree in Computer Science from the University of Portsmouth in 2001 and obtained a Masters degree in Business Administration majoring in Human Resource Management from the University of Nottingham Trent in 2004. Prior to that, Mr. Lim obtained Diploma in Electronic, Electrical and Telecommunication Engineering from KDU College. In 2001, Mr. Lim joined a foreign bank as a Business Financial Executive. Afterwards, he joined an independent think tank as their research team member. He was responsible for formulating strategic planning and policy recommendations based on sound research, analysis and judgment underlined by caring and sharing society concept. During his tenure there, he was assigned to lead the areas of the Information Technology industry and the Broadband and Info-structure planning and implementation.

Choong Huck Liang

Choong Huck Liang, 40, Malaysian is a director of the Company. He has been involved in the local ICT industry for more than 18 years, being exposed to various positions in the industry over the years. He graduated from Humberside University with a Higher Diploma in Computer Studies in 1993. He is also a Microsoft Certified Systems Engineer, a certificate granted by Microsoft which he obtained in 1998. Prior to his graduation, he worked as a Technical Support Officer with Pineapple Computer (M) Sdn Bhd and Hutchison Paging respectively, from 1989 to 1992 while taking NCC Diploma in Computer Studies and ACCA Level 1. After his graduation in 1993, he started his working career with Cedar Distributions Sdn Bhd, which is a software development company as a programmer. He was promoted to Head of Programmer within 6 months of being with the company. He left a year later to start his own business, Island System Software Design. He then left to join Winsoft Technology Sdn Bhd in 1995 as a Software Director of the company. In 1998 he was appointed by Penang.Net (Penang Network Services Sdn Bhd) to setup their data centre.  He founded Javasoft Communications Sdn Bhd as a managing director in 1999. It is in this company that he developed many independent sub-systems for Gleneagles Medical Centre, DELL, BOSCH, AMD, MOTOROLA, ERP modules for various manufacturer and many high profile projects such as Document Imaging system for ABN AMRO Bank, MCMC Broadband Survey Portal and Royalties Card Portal for Supergoldcard.com (Georgetown Group).  In 2000, he founded Moset Sdn Bhd (a joint-Venture company with Penang.Net) to provide E-commerce service.

Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the period ended September 30, 2011 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

We do not currently have a code of ethics.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire. Prior Blank Check Company Experience

ITEM 11. EXECUTIVE COMPENSATION

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

The following table sets forth, as of November 11, 2011, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2011, Smartag Solutions Bhd advanced us $128,364.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the years ended September 30, 2011 and 2010, the Company paid our principal accountant approximately $11,000 and $13,250, respectively for auditing services they performed throughout those years.

Tax Fees

During the years ended September 30, 2011 and 2010, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the nine years ended September 30, 2011 and 2010, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of September 30, 2011 and 2010.

Statements of Operations for the years ended September 30, 2011 and 2010 and for the period from inception through September 30, 2011.

Statements of Stockholders’ Deficit for the years ended September 30, 2011 and 2010 and for the period from inception through September 30, 2011.

Statements of Cash Flows for the years ended September 30, 2011 and 2010 and for the period from inception through September 30, 2011.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Company's Form 10 filed on November 16, 2009)

3.2	Bylaws of Smartag International, Inc. (incorporated herein by reference to Exhibit 3.1 of Company's Form 8-K dated September 30, 2011)

10.1	Convertible Note between Smartag International, Inc. and Ventana Capital Partners, Inc. dated November 18, 2009 (incorporated herein by reference to Exhibit 10.1 of Company's Form 10 filed on November 16, 2009)

10.2	Secured Revolving Promissory Note between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.3 of Company's Form 10 filed on November 16, 2009)

10.3	Security Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.4 of Company's Form 10 filed on November 16, 2009)

31	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2011.

32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

November 11, 2011	SMARTAG INTERNATIONAL, INC.

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

Signature	Title	Date
/s/ Datuk Abdul Hamed Sepawi Datuk Abdul Hamed Sepawi	Chairman of the Board, Director	November 11, 2011

/ s/ Peng Keong Lim Peng Keong Lim	CEO, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	November 11, 2011

/ s/ Choong Huck Liang Choong Huck Liang	Director	November 11, 2011