Form 10-Q
period 2011-12-31
Smartag International, Inc.
filed 2012-01-23
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2011

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 20, 2012
Common Stock, $.001 par value	10,637,151

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,909	$6,347

TOTAL CURRENT ASSETS	$1,909	$6,347

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$700	$5,069
Secured Revolving Note Payable, Related Party	142,321	128,364
TOTAL CURRENT LIABILITIES	143,021	133,433

STOCKHOLDERS’ DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,637,151 shares issued and outstanding at September 30, 2011 and December 31, 2011	10,637	10,637
Additional paid in capital	1,228,361	1,228,361
Accumulated deficit	(1,380,110)	(1,366,084)
TOTAL STOCKHOLDERS’ DEFICIT	(141,112)	(127,086)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,909	$6,347

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Cumulative from March 24, 1999 (Inception) through December 31,
	2011	2010	2011
REVENUES	$—	$—	$—
COST OF SALES	—	—	—
GROSS PROFIT	—	—	—
OPERATING EXPENSES:
General and administrative expenses	14,026	18,444	1,380,110
LOSS FROM OPERATIONS	(14,026)	(18,444)	(1,380,110)
Interest expense	—	—	—
LOSS BEFORE PROVISION FOR INCOME TAXES	(14,026)	(18,444)	(1,380,110)
Provision for income taxes	—	—	—

NET LOSS	$(14,026)	$(18,444)	$(1,380,110)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	10,637,151	10,582,660

The accompanying notes are an integral part of these condensed financial statements.

  SMARTAG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,		Cumulative
	2011	2010	from Inception
Cash flows from operating activities:
Net loss	$(14,026)	$(18,444)	$(1,380,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in exchange for debt with related party	—	—	50,000
Changes in current assets and liabilities:
Accounts payable	(4,369)	7,604	(700)
Net cash used in operating activities	(18,395)	(10,840)	(1,330,810)

Cash flows from investing activities:
Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Proceeds from Revolving Note	13,957	10,956	142,321
Issuance of Common Stock for Cash	—	—	1,149,700
Conversion of Note			25,000
Capital contribution – related party	—	—	15,698
Net cash provided by financing activities	13,957	10,956	1,332,719

Net increase (decrease) in cash and cash equivalents	(4,438)	116	1,909

Cash and cash equivalents - beginning balance	6,347	5,017	—

Cash and cash equivalents - ending balance	$1,909	$5,133	$1,909

Supplemental disclosure of cash flows information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2011 (UNAUDITED)

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

Going Concern — The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. During the three months ended December 31, 2011, the Company had a net loss of $14,026. At December 31, 2011, the Company had working capital of ($141,112) and stockholders’ deficit of $141,112. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB), issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS under ASU 2011-04, or ASU 2011-04. ASU 2011-04 amends ASC 820, Fair Value Measurements (ASC 820), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective for the Company's third quarter of fiscal year 2012. The amendments in ASU 2011-04 are to be applied prospectively. The adoption of ASU 2011-04 is not expected to have a material effect on the Company's condensed financial statements, but may require certain additional disclosures.

In June 2011, the FASB issued Presentation of Comprehensive Income under ASU 2011-05 or ASU 2011-05. ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company's first quarter of fiscal year 2013. The adoption of ASU 2011-05 may require a change in the presentation of the Company's comprehensive income from the statement of capital shares and equities to the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in ASU 2011-05 are to be applied retrospectively. The adoption of ASU 2011-05 is not expected to have a material effect on the Company's condensed financial statements.

In September 2011, the FASB issued Testing Goodwill for Impairment under ASU 2011-08, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether impairment testing is necessary. The revised standard will be effective for annual and interim goodwill impairment tests performed beginning in the first quarter of fiscal year 2013, with early adoption permitted under certain circumstances. The Company is currently evaluating options related to early adoption.

NOTE 2 - Note Payable

Convertible Note

On November 18, 2008, Smartag issued a Convertible Note (the " Convertible Note ") for $25,000 to Ventana Capital Partners, Inc. (“Ventana”) in connection with $10,000 cash and $15,000 in professional services paid by Ventana.  The Convertible Note bears no interest.  The Convertible Note may be converted at a time, at the option of the holder, into 5,000,000 shares of common stock of Smartag at $0.005 per share.  The Convertible Note is due on December 31, 2011. On November 1, 2010, the Company issued 500,000 shares of common stock. The shares were issued upon the conversion of the $25,000 convertible note. Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of December 31, 2011, Smartag Solutions Bhd advanced us $142,321.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

NOTE 3 – Related-party transactions

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of December 31, 2011, Smartag Solutions Bhd advanced us $142,321.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

NOTE 4 – Equity

Authorized Stock:

As of December 31, 2011, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On December 8, 2008, a reverse split of 1 for 200 was effectuated.

Share Issuance:

On November 1, 2010, the Company issued 500,000 shares of common stock. The shares were issued upon the conversion of the $25,000 convertible note. Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

Outstanding Options and Warrants:

None

NOTE 5 – Subsequent Events

Management has evaluated all activity through January 20, 2012, the issue date of these financial statements, and has concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2011 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2011 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

On February 19, 2009, Art4Love changed its name to Smartag International, Inc.

Business of Issuer

Currently, the Company seeks suitable candidates for a business combination with a private company.  The Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected September 30 as its fiscal year end.

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

Results of Operation

For the three months ended December 31, 2011 and 2010, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three months ended December 31, 2011, the Company had a net loss of $14,026, as compared with a net loss of $18,444 for the corresponding period in 2010. The decreases in operating expense for the current period are mainly due to a decrease in audit expense due to the change of the Company’s fiscal year.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010
Operating Activities	$(18,395)	$(10,840)
Investing Activities	—	—
Financing Activities	13,957	10,956
Net Effect on Cash	$(4,438)	$116

In the current three months ending December 31, 2011, the Company incurred a net loss of $14,026 which was offset by a decrease in accounts payable of $4,369 and an increase in proceeds from revolving note of $13,957.  For the three months ended December 31, 2010, the Company incurred a net loss of $18,444.  The Company received proceeds from its secured revolving note payable, related party to cover its operational losses.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2011, and our unaudited financial statements for the quarter ended December 31, 2011 include a "going concern" footnote.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2011 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibit.

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

SMARTAG INTERNATIONAL, INC.

Date: January 20, 2012	/s/ PENG KEONG LIM
Name: Peng Keong Lim
Title: Chief Executive Officer, President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.