Form 10-K
period 2012-09-30
Smartag International, Inc.
filed 2012-11-30
CIK 1469207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the nine month transition period ended September 30, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☑      No   ☐

As of March 31, 2012 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $223,003.

As of November 30, 2012, there were 10,637,151 shares of common stock outstanding.

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

We have a history of incurring losses from operations. As of September 30, 2012, we had an accumulated deficit of approximately $1,391,832, of which approximately $1,164,967 was incurred prior to the cessation of the previous operating business on December 31, 2006.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs in the near term. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with seeking a suitable transaction.

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

(a) Market Information.

The Company’s common stock is currently quoted on the OTC Markets and OTC Bulletin Board under the symbol “SMRN”.  Prior to February 9, 2009, the Company’s stock was quoted on the OTC Markets under the symbol “ALVN”.  The following table sets forth the high and low per share sales prices for our common stock for each of the quarters in the period beginning October 1, 2009 through September 30, 2012 as reported by the Pink Sheets.

Quarter Ended	High	Low

December 31, 2010	$0.60	$0.60
March 31, 2011	0.60	0.60
June 30, 2011	0.60	0.05
September 30, 2011	0.05	0.05
December 31, 2011	0.05	0.0065
March 31, 2012	0.35	0.0065
June 30, 2012	0.35	0.35
September 30, 2012	$0.35	$0.20

The closing price of our common stock as reported on the OTC Pink Sheets on November 30, 2012, was $0.20.

(b) Holders

As of November 30, 2012, there were approximately 61 holders of record of our common stock.

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

Description of Securities

 (a) Common or Preferred Stock ..

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 525,000,000 shares of capital stock, of which 500,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 25,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of November 30, 2012, 10,637,151 shares of Common Stock were issued and outstanding.

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

Results of Operations

Comparison of the fiscal year ended September 30, 2012 to the fiscal year ended September 30, 2011

 We had a net loss of $25,748 for the year ended September 30, 2012 compared to a net loss of $31,151 for the year ended September 30, 2011.  The change is explained below.

Selling, general and administrative costs:   SG&A expenses decreased approximately $5,403 primarily due to a decrease in consulting fees.

Liquidity and Capital Resources

 We have had minimal operating activity since commencing operations and are now relying on debt securities to fund our activities.

Net cash used in operating activities was $30,517 and $35,582 in the year ended September 30, 2012 and 2011, respectively.

Net cash from investing activities was $0 and $0 in the year ended September 30, 2012 and 2011, respectively.

Net cash provided by financing activities as $24,666 and $36,912 in the year ended September 30, 2012 and 2011, respectively.

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

Commitments and Contractual Obligations

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2012, Smartag Solutions Bhd advanced us $153,030.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2012, we had outstanding debt instruments of approximately $153,030.  The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense, our results of operations or financial condition as we rely on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

ITEM 8                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Smartag International, Inc.

  (a development stage company)

September 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Smartag International, Inc.

Newport Beach, California

We have audited the accompanying balance sheets of Smartag International, Inc. ( a development stage company)(the “Company”) as of September 30, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2012 and 2011 and for the period from March 24, 1999 (inception) to September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smartag International, Inc. as of September 30, 2012 and 2011 and the results of its operations, stockholders’ deficit, and cash flows for the years ended September 30, 2012 and 2011 and for the period from March 24, 1999 (inception) to September 30, 2012 in conformity with U.S. generally accepted accounting principles.

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

/s/ Weaver Martin & Samyn, LLC

Weaver Martin & Samyn, LLC

Kansas City Missouri

November 30, 2012

Smartag International, Inc.

  (a development stage company)

BALANCE SHEETS

	September 30, 2012	September 30, 2011
ASSETS
Current Assets
Cash	$496	$6,347
Total Current Assets	496	6,347

TOTAL ASSETS	$496	$6,347

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$300	$5,069
Secured Revolving Note Payable, Related Party	153,030	128,364
Total Current Liabilities	153,330	133,433

TOTAL LIABILITIES	153,330	133,433

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,637,151 shares issued and outstanding at September 30, 2012 and 2011.	10,637	10,637
Additional Paid-In-Capital	1,228,361	1,228,361
Accumulated Deficit	(1,366,084)	(1,334,933)
Net loss	(25,748)	(31,151)
Total Stockholders’ Deficit	(152,834)	(127,086)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$496	$6,347

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

  (a development stage company)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED September 30, 2012 and 2011

AND FOR THE PERIOD MARCH 24, 1999 (INCEPTION)

THROUGH SEPTEMBER 30, 2012

	September 30, 2012		September 30, 2011		Cumulative from Inception
REVENUES
Product	$		$		$-
Software support					-
Total revenues					-
COST OF SALES					-
GROSS PROFIT					-
OPERATING EXPENSES
Selling, general and administrative expenses		25,748		31,151	1,391,832
Total operating expenses		25,748		31,151	1,391,832
LOSS FROM OPERATIONS		(25,748)		(31,151)	(1,391,832)
Interest income/(expense) and other, net		-		-	-
NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS		$(25,748)		$(31,151)	$(1,391,832)
NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted		$(0.00)		$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		10,637,151		10,623,416

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

  (a development stage company)

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED SEPTEMBER 30, 2012 AND 2011

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Shareholders' Deficit
	Shares	Amount

Balance as of September 30, 2010	10,137,151	$10,137	$1,203,861	$(1,334,933)	$(120,935)

Conversion of note	500,000	500	24,500	—	25,000

Net loss	—	—	—	(31,151)	(31,151)

Balance as of September 30, 2011	10,637,151	$10,637	$1,228,361	$(1,366,084)	$(127,086)

Net loss	—	—	—	(25,748)	(25,748)

Balance as of September 30, 2012	10,637,151	$10,637	$1,228,361	$(1,391,832)	$(152,834)

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

  (a development stage company)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED September 30, 2012 and 2011

AND FOR THE PERIOD MARCH 24, 1999 (INCEPTION)

THROUGH SEPTEMBER 30, 2012

	September 30, 2012	September 30, 2011	Cumulative from Inception
Cash flows from operating activities:
Net loss	$(25,748)	$(31,151)	$(1,391,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in exchange for debt with related party	—	—	50,000
Changes in current assets and liabilities:
Accounts payable	(4,769)	(4,431)	300
Net cash used in operating activities	(30,517)	(35,582)	(1,341,533)

Cash flows from investing activities:
Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Proceeds from revolving note	24,666	36,912	153,030
Issuance of common stock for cash	—	—	1,148,300
Conversion of note	—	—	25,000
Capital contribution – related party	—	—	15,699
Net cash provided by financing activities	24,666	36,912	1,342,029

Net increase (decrease) in cash and cash equivalents	(5,851)	1,330	496

Cash and cash equivalents - beginning balance	6,347	5,017	—

Cash and cash equivalents - ending balance	$496	$6,347	$496

Supplemental disclosure of cash flows information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

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

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new amendment did not have a material effect on the Company’s financial position, results of operations or cash flow.

Recently Issued Accounting Pronouncements – Not Adopted

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments. The requirements of this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2012-02 Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The adoption of this accounting guidance will not have a material impact on our financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - Note Payable

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2012, Smartag Solutions Bhd advanced us $153,030.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

NOTE 3 – Income Taxes

We have incurred operating losses of $1,391,832, which, if not utilized, will begin to expire in 2019. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. There are additional limitations due to our change in control. Therefore, we believe we will be unable to utilize these loss carryforwards.

Details of future income tax assets at September 30, 2012 and 2011 are as follows:

	September 30,
Future income tax assets:	2012	2011
Net operating loss	$25,748	$31,151
Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	8,754	10,591
Valuation allowance	(8,754)	(10,591)
	$—	$—

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 4 – Related-party transactions

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2012, Smartag Solutions Bhd advanced us $153,030.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

NOTE 5 – Equity

Authorized Stock:

As of September 30, 2012, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On December 8, 2008, a reverse split of 1 for 200 was effectuated.

Share Issuance:

On November 1, 2010, the Company issued 500,000 shares of common stock. The shares were issued upon the conversion of the $25,000 convertible note. Although the note had a stated conversion rate per share of $0.005, the note was settled at a conversion rate of $0.05 per share, or 500,000 shares.

Outstanding Options and Warrants:

None

NOTE 6 – Earnings per Share

 The following table sets forth common stock equivalents (potential common stock) for the period ended September 30, 2012 and 2011 that are not included in the loss per share calculation above because their effect would be anti-dilutive for the periods indicated:

	September 30,
	2012	2011
Weighted average common stock equivalents:
Convertible Note	-	-

NOTE 7 – Commitments and Contingencies

Leases —The Company currently is not party to any leases

 Rent expense charged to operations for the year ended September 30, 2012 and 2011 was zero.

Litigation — The Company is currently not party to any legal proceedings.

NOTE 8 – Concentration of Credit Risk

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of September 30, 2012 and 2011, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

NOTE 9 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $1,391,832 as of September 30, 2012. Our total liabilities exceeded its total assets as of September 30, 2012. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, obtain financing and succeed in seeking out suitable candidates for a business combination with a private company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 10 – Subsequent Events

Management has evaluated all activity through November 30, 2012, the issue date of these financial statements, and has concluded that no subsequent events, other than that stated in the preceding paragraph, have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2012, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 The following table contains information as of September 30, 2012 as to each Director of the Company:

Director

Name	Age	Office Held
Datuk Abdul Hamed Sepawi	63	Chairman of the Board, Director
Peng Keong Lim	34	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Choong Huck Liang	41	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the period ended September 30, 2012 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

The following table sets forth, as of November 30, 2012, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2012.  All advances shall be paid on or before September 30, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2012, Smartag Solutions Bhd advanced us $153,030.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the years ended September 30, 2012 and 2011, the Company paid our principal accountant approximately $13,250 and $12,750, respectively for auditing services they performed throughout those years.

Tax Fees

During the years ended September 30, 2012 and 2011, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the nine years ended September 30, 2012 and 2011, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of September 30, 2012 and 2011.

Statements of Operations for the years ended September 30, 2012 and 2011 and for the period from inception through September 30, 2012.

Statements of Stockholders’ Deficit for the years ended September 30, 2012 and 2011

Statements of Cash Flows for the years ended September 30, 2012 and 2011 and for the period from inception through September 30, 2012.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Company's Form 10 filed on November 16, 2009)

3.2	Bylaws of Smartag International, Inc. (incorporated herein by reference to Exhibit 3.1 of Company's Form 8-K dated September 30, 2012)

10.1	Convertible Note between Smartag International, Inc. and Ventana Capital Partners, Inc. dated November 18, 2009 (incorporated herein by reference to Exhibit 10.1 of Company's Form 10 filed on November 16, 2009)

10.2	Secured Revolving Promissory Note between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.3 of Company's Form 10 filed on November 16, 2009)

10.3	Security Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.4 of Company's Form 10 filed on November 16, 2009)

31	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2012.

32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

November 30, 2012	SMARTAG INTERNATIONAL, INC.

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

Signature	Title	Date
/s/ Datuk Abdul Hamed Sepawi Datuk Abdul Hamed Sepawi	Chairman of the Board, Director	November 30, 2012

/ s/ Peng Keong Lim Peng Keong Lim	CEO, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	November 30, 2012

/ s/ Choong Huck Liang Choong Huck Liang	Director	November 30, 2012