Form 10-K/A
period 2012-09-30
Smartag International, Inc.
filed 2013-01-14
CIK 1469207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY PARAGRAPH

On November 30, 2012, Smartag International, Inc. filed its Annual Report on Form 10-K for the year ended September 30, 2012 (the “Original Report”) with the Securities and Exchange Commission. In response to comments from the staff of the Securities and Exchange Commission, we are filing this Amendment No. 1 to the Original Report (“Amendment No. 1”) for the sole purpose of revising the disclosure about management’s conclusion regarding the effectiveness of our disclosure controls and procedures which was inadvertently omitted from the Original Report. This Amendment No. 1 also contains currently dated certifications as Exhibits 31 and 32 hereof. This Amendment No. 1 does not reflect facts or events that may have occurred subsequent to the filing date of the Original Report, and does not modify or update in any way any other disclosures made in the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing date of the Original Report.

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

Based on this assessment, management has concluded that as of September 30, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

PART IV

ITEM 15                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

3.	Exhibits:

Number	Description

31	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2012.

32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 14, 2013	SMARTAG INTERNATIONAL, INC.

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

Signature	Title	Date
/s/ Datuk Abdul Hamed Sepawi Datuk Abdul Hamed Sepawi	Chairman of the Board, Director	January 14, 2013

/ s/ Peng Keong Lim Peng Keong Lim	CEO, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	January 14, 2013

/ s/ Choong Huck Liang Choong Huck Liang	Director	January 14, 2013