Form 10-K/A
period 2012-09-30
Smartag International, Inc.
filed 2013-01-14
CIK 1469207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY PARAGRAPH

On November 30, 2012, Smartag International, Inc. filed its Annual Report on Form 10-K for the year ended September 30, 2012 (the “Original Report”) with the Securities and Exchange Commission. In response to comments from the staff of the Securities and Exchange Commission, we are filing this Amendment No. 2 to the Original Report (“Amendment No. 2”). The sole purpose of this Amendment No. 2 is to appropriately date management’s assessment of the effectiveness of disclosure controls and procedures and the conclusion on our Management’s Report on Internal Control Over Financial Reporting as of September 30, 2012 which were incorrectly dated. This Amendment No.2 also contains currently dated certifications as Exhibits 31 and 32 hereof. This Amendment No. 2 does not reflect facts or events that may have occurred subsequent to the filing date of the Original Report, and does not modify or update in any way any other disclosures made in the Original Report. Accordingly, this Amendment No. 2 should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing date of the Original Report.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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