Form 10-Q
period 2013-03-31
Smartag International, Inc.
filed 2013-04-18
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2013

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2013
Common Stock, $.001 par value	10,637,151

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2013	2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,903	$496

TOTAL CURRENT ASSETS	$1,903	$496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$500	$300
Secured Revolving Note Payable, Related Party	173,002	153,030
TOTAL CURRENT LIABILITIES	173,502	153,330

STOCKHOLDERS’ DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,637,151 shares issued and outstanding at September 30, 2012 and March 31, 2013.	10,637	10,637
Additional paid in capital	1,228,361	1,228,361
Accumulated deficit	(1,410,597)	(1,391,832)
TOTAL STOCKHOLDERS’ DEFICIT	(171,599)	(152,834)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,903	$496

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,		Cumulative from March 24, 1999 (Inception) through March 31,
	2013	2012	2013	2012	2013
REVENUES	$—	$—	$—	$—	$—
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	—
OPERATING EXPENSES:
General and administrative expenses	3,835	3,804	18,765	17,830	1,410,597
LOSS FROM OPERATIONS	(3,835)	(3,804)	(18,765)	(17,830)	(1,410,597)
Interest expense	—	—	—	—	—
LOSS BEFORE PROVISION FOR INCOME TAXES	(3,835)	(3,804)	(18,765)	(17,830)	(1,410,597)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(3,835)	$(3,804)	$(18,765)	$(17,830)	$(1,410,597)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$0.00	$0.00	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	10,637,151	10,637,151	10,637,151	10,637,151

The accompanying notes are an integral part of these condensed financial statements.

  SMARTAG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,		Cumulative
	2013	2012	from Inception
Cash flows from operating activities:
Net loss	$(18,765)	$(17,830)	$(1,410,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in exchange for debt with related party	—	—	50,000
Changes in current assets and liabilities:
Accounts payable	200	(1,319)	500
Net cash used in operating activities	(18,565)	(19,149)	(1,360,097)

Cash flows from investing activities:
Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Proceeds from Revolving Note	19,972	14,666	173,002
Issuance of Common Stock for Cash	—	—	1,148,300
Conversion of Note			25,000
Capital contribution – related party	—	—	15,698
Net cash provided by financing activities	19,972	14,666	1,362,000

Net increase (decrease) in cash and cash equivalents	1,407	(4,483)	1,903

Cash and cash equivalents - beginning balance	496	6,347	—

Cash and cash equivalents - ending balance	$1,903	$1,864	$1,903

Supplemental disclosure of cash flows information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

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

Going Concern — The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. During the three and six months ended March 31, 2013, the Company had a net loss of $3,835 and 18,765, respectively. At March 31, 2013, the Company had working capital of ($171,599) and stockholders’ deficit of $171,599. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - Note Payable

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2013.  All advances shall be paid on or before September 30, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of March 31, 2013, Smartag Solutions Bhd advanced us $173,002.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

NOTE 3 – Related-party transactions

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2013.  All advances shall be paid on or before September 30, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of March 31, 2013, Smartag Solutions Bhd advanced us $173,002.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

NOTE 4 – Equity

Authorized Stock:

As of March 31, 2013, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought. During the year ended September 30, 2012 and the three and six month periods ended March 31, 2013 and 2012, no stock was authorized or issued.

Outstanding Options and Warrants:

None

NOTE 5 – Subsequent Events

Management has evaluated all activity through April 17, 2013, the issue date of these financial statements, and has concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

Results of Operation

Results of Operation

Three months ended March 31, 2013

For the three months ended March 31, 2013 and 2012, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three months ended March 31, 2013, the Company had a net loss of $3,835, as compared with a net loss of 3,804 for the corresponding period in 2012. The increases in operating expense for the current period are mainly due to an increase in consulting expenses.

Six months ended March 31, 2013

For the six months ended March 31, 2013 and 2012, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the six months ended March 31, 2013, the Company had a net loss of $18,765, as compared with a net loss of $17,830 for the corresponding period in 2012. The increases in operating expense for the current period are mainly due to an increase in consulting expenses.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2013 and 2012:

	Six Months Ended March 31,
	2013	2012
Operating Activities	$(18,565)	$(19,149)
Investing Activities	—	—
Financing Activities	19,972	14,666
Net Effect on Cash	$1,407	$(4,483)

In the current six months ending March 31, 2013, the Company incurred a net loss of $18,765 which was offset by an increase in accounts payable of $200 and an increase in proceeds from revolving note of $19,972. For the six months ended March 31, 2012, the Company incurred a net loss of $17,830. The Company received proceeds from its secured revolving note payable, related party to cover its operational losses.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2012, and our unaudited financial statements for the quarter ended March 31, 2013 include a "going concern" footnote.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2013, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMARTAG INTERNATIONAL, INC.

Date: April 17, 2013	/s/ Lock Sen Yow
Name: Lock Sen Yow
Title: Chief Executive Officer, President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.