Form 10-K
period 2013-09-30
Smartag International, Inc.
filed 2013-11-22
CIK 1469207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2013
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SMARTAG INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

Commission file number: 000- 53792

Nevada	81-0554149
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3651 Lindell Road Ste D269 Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(949) 310-1762

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes [ ]    No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]  No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]      No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes [ ]      No   [x]

As of March 31, 2013 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $127,430.

As of November 22, 2013, there were 10,637,151 shares of common stock outstanding.

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

On February 19, 2009, Art4Love changed its name to Smartag International, Inc.

In September 2013, the Company commenced operations specializing in traceability and mobile payments. We provide food traceability, RFID solutions, near field communications, track and trace services and micro payment services.

Amongst the list of accomplishments of the Smartag Group of companies include:

  Smartag provides innovative solutions and services to various industries in the private and government sectors through Internet and Mobility applications technologies to deliver our products and services to homes and businesses.
  Smartag has been selected by government sponsored Multimedia Development Corporation (MDEC) in Malaysia, the mandated organization to visualize, and drive Digital Malaysia to establish a Trusted Mobile Digital Wallet System based on Near Field Communication for Mobile Phones.

  Fully developed Smartrack™ EPCIS (Electronic Product Code Information Services), which culminated in the company receiving the ‘Best of e-Logistics Merit Award’ for Smartrack™ at the MSC Malaysia APICTA Awards 2010, and Merit Winner under the category of e-Logistics and Supply Chain Management at the Asia Pacific ICT Alliance Awards 2010. Smartrack™ is also the first in Asia Pacific, and the second in the world to pass all nine (9) conformance test branches conducted by MET Laboratories Inc. on behalf of GS1 International whereupon Smartrack™ was subsequently awarded with the EPC Global Software Certification Mark. This allows us to link up multiple supply chain logistics company systems together safely into one traceability system using RFID and Bar Codes.
  Developed comprehensive Food Traceability solution from Farm to table, using GPS, Internet and mobility technologies. The solution is suitable for products like Palm Oil, Frozen meat, high value herbs and health care products.

Licensing Agreement

On September 19, 2013, we entered into a Licensing and Technology Agreement (“Licensing Agreement”) with, Smartag Solutions Berhad, a Malaysian company (“SSB”). Under the terms of the Licensing Agreement, SSB licensed to the Company the exclusive rights to use, modify and further enhance and develop SSB’s Smartrack™ software engine for any project handled or sponsored by the Company and hereby designates the Company in perpetuity from the date hereof to redistribute, outsource or further enhance the Smartrack™ engine for any projects, whether within North America or even between North America and any other country in the world provided however that the traceability project is sponsored by the Company. The Company is to pay $200,000 for the license (“Licensing Fee”). The Licensing Fee shall be made within three months from the date of invoice from SSB to the Company after the completion and handing over to the Company of the server with the Smartrack™ engine together with the installation and commissioning of the Company’s new website. Any delay in payment after three months shall incur an interest at market rate and in any event shall not be delayed beyond end of March 2014.

Under the Agreement, SSB also agrees to develop, install and commission the Smartrack™ in North America at its own costs and place one SSB’s server in a data center in the United States and subsequently develop and install traceability systems for the retail North American market as well as link up SSB’s related solutions and services currently in place with all the certification and/or accreditation as may be required by EPC GS1 Global within two months from the date hereof.

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). The Loan shall be repaid on or before September 30, 2014 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. A copy of the Loan Agreement is attached to this Current Report on Form 8-K as Exhibit 10.5 and is incorporated herein by reference.

(b) Business of Issuer

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”). We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As an emerging growth company, we are exempt from:

-	Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;

-	The requirement to provide, in any registration statement, periodic report or other report to be filed with the commission, certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;

-	Compliance with new or revised accounting standards until those standards are applicable to private companies;

-	The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and

-	Any Public Company Accounting Oversight Board (“PCAOB”) rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

We are also a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are not required to provide selected financial data pursuant to Item 301 of Regulation S-K, nor are we required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We are also permitted to provide certain modified executive compensation disclosure under Item 402 of Regulation S-K.

We specialize in traceability and mobile payments. We provide food traceability, Radio Frequency Identification (“RFID”) solutions, near field communications, track and trace services and micro payment services.

In 2009, SSB’s dedicated R&D team commenced development of Smartrack™ EPCIS (Electronic Product Code Information Systems), which culminated in the company receiving the ‘Best of e-Logistics Merit Award’ for Smartrack™ at the MSC Malaysia APICTA Awards 2010, and Merit Winner under the category of e-Logistics and Supply Chain Management at the Asia Pacific ICT Alliance Awards 2010. Smartrack™ is also one of the first in Asia Pacific and in the world to pass all nine (9) conformance test branches conducted by MET Laboratories Inc. on behalf of GS1 International whereupon Smartrack™ was subsequently awarded with the EPC Global Software Certification Mark. This allowed SSB to link up multiple supply chain logistics company systems together safely into one traceability system using RFID and Bar Codes.

Our plan is to connect to the extensive food traceability platform which has been developed by SSB. The extended network will thus allow us to have a wide reach which will cover not only Malaysia, China, Hong Kong, Taiwan, and Indonesia but will also penetrate new markets in the USA and Canada.

We have been funding our operations through loans from SSB over the past few years. Going forward, our ability to continue as a going concern is dependent upon our ability to raise additional capital and to ultimately achieve sustainable revenues and profitable operations. We are currently in discussions with several investment banks and private lenders to obtain additional debt or equity financing. There is no guarantee that we will be able to obtain additional financing.

Our Products and Services

We specialize in traceability and mobile payments. We provide food traceability, RFID solutions, near field communications, track and trace services and micro payment services. In 2011, we adjusted our business plan to take advantage of opportunities to expand our business worldwide and tap into the market for Regional Food traceability solutions and we intend to expand operations to take advantage of increasing global demand.

Meat Traceability Solutions and Platforms

In the immediate future we will focus on food traceability and in particular meat traceability. Thus we will provide “farm-to-table” meat traceability system which includes the ability to facilitate product recall.

The meat supply chain tracking start from the farms using the animal ear RFID tags to identify and manage the animal from birth certificate and its health records. At the slaughter house the animal ear tag is used to identify the slaughtered animal’s origin and retrieve its records. The information from the slaughter house will be included and passed on supply chain. Companies and governmental organizations access to the system to track the meat supply chain information from birth to current state and monitor the slaughtered animal to ensure it is slaughtered in a licensed abattoirs and the parties are involved in the whole supply chain. In this respect, our long standing relationship to markets in the Far East becomes very important for Smartag’s customers from North America supply frozen meats to markets in China, Indonesia, Malaysia and the Middle East, where SSB’s strengths are. Thus we will link importers/wholesalers from across the pacific rim to use the system to record the frozen meat supplied and check its source.

Other Track and Trace Solutions - Halal Traceability System

Halal is an Arabic word “حلآل” mean “permitted’ or “lawful”.

Halal Certification is a process carry out by an authorized Muslim body to ensure that food preparation processes comply with Islam Law or Syariah’.

Halal Traceability System Features

The system involves three components namely

  Halal and Health Premise Certification
  Halal Logistic Certification
  Halal Food Traceability

The system is designed to manage the Halal Certificated issued by the authority and allow a Muslim to verify the Halal outlets authenticity. Halal logistic certification is to ensure the transport system used, warehouse and freezer are certified Halal, and avoid any contamination from non-Halal elements. The Halal Food Traceability system is to provide supply chain tracking of raw material supply and processed finished goods to ensure compliance with Halal requirements.

Halal and Health Premise Certification

This component registers all premises (ranches, abattoirs, warehouses, freezers, restaurants, hotels and etc) that had been certified Halal compliance by an Islamic body. The certified body will received a Halal Certificate and Premise RFID and QR-code tag that record its registration number of GPS location. Anyone could use the mobile application provided to scan or read the tag to verify the Halal Certification authenticity in real-time.

Halal Logistic Certification

All trucks, warehouse and shipping containers used for transporting Halal food must comply with the Halal guidelines, for instant a Container has to be “Samak” clean if it was previously used to transport non-Halal goods. The “Samak” container will be issued with a “Samak” Certificates.

Halal Food Traceability

This component track all the raw material used to manufacture or produce Halal certified food, and its supply chain.

The following diagram illustrates the Halal Meat export to another country via sea.

The ranch and Abattoir have to be registered and audited by the Importer Agriculture department and Islamic Association to ensure they comply to the hygiene and Halal requirements. The registration of Halal Premise is based on GS1 standards. The Halal Certified Ranch owners are responsible to register all animal or stock under their care. The animal information are recorded in the Halal Traceability System. The Halal Certified Abattoir must first register their qualified “Imam” who offer prayer to animal prior to slaughter. The Abattoir must also record the animal identity required from Ranches. The animals are from Halal Certified Ranches. Once the animals are slaughtered the cut meat must be identified animal origin. Once they are identified and label and captured by the system, the meat will be packed and freeze.

Technology

We believe the core competencies of our company are the ability to develop and build a food traceability platform across borders using Smartrack™, one of the first certified EPCIS solutions in the world, together with the extensive knowledge and networking with customer requirements, customs regulations and logistics routes in areas where we operate. . Together with this core software platform we have used a combination of multiple hardware and application namely:-

  Online Internet Near Field Communication (“NFC”) applications
  Mobility handheld devices
  Global Positioning System (“GPS”) and SIM card technologies
  Long range antenna readers
  Central server applications and database shared services
  Tags personalization, security and encryption
  Secure food grade packing system

Supply Chain

The supply chain across borders remain a challenge in this industry and we plan to focus on this. The costs of doing food traceability relies on us convincing our clients to use our services for a slight increase in the normal costs of supplying food across borders. With the increasing demand across the world for food safety, we feel that clients are will to pay the slight increase because more and more importance is given to issues on food safety. Our system combines not only authentication of our client’s products but also actual traceability along the supply chain wherein our reliance on SMARTRACK has proven that it is a practical and safe way to link up multiple platforms along the supply chain into one cohesive system by providing actual online data to suit the client’s requirements.

By virtue of being one of the first internationally GS1 certified track & trace solutions provider specializing in food traceability with existing multiple platforms linked to government agencies such as customs departments and quarantine agencies as well as the ability to provide private sector logistics companies, sellers and buyers alike, we are in the position to be one of the first to offer a truly independent global food traceability cross border platform. By linking up the existing cross border network systems already established in the Far East and developed by SSB and its partners in countries ranging from Malaysia, Thailand, Indonesia, Hong Kong, Taiwan, China and the Middle East with new ones to be developed in North America via an immediate transfer of technology and the setting up of RFID food traceability network and infrastructure, we can offer a truly Asia-Pacific platform to food exporters and importers and well as logistics suppliers who are focused on food safety and traceability.

Marketing Strategy

We are set to target numerous sectors for its food traceability solutions, particularly: (i) the Halal market, including US Beef, Chicken, American Ginseng, pharmaceuticals, Australian and New Zealand beef, lamb, Vietnamese sea-foods, and Halal cosmetics; (ii) the Non-Halal market, including US pork for the greater China market; (iii) the sensitive products market, including milk powder, drugs, medicines, and other specialized products upon demand; and (iv) the exotic niche products market, including Malaysian edible bird’s nest, Maine and Canadian lobsters, California wines, and Scotch whiskey and Chinese white wine.

Within two years, we intend to expand the availability of its products to markets outside of South East Asia, including the U.S., Canada, Australia, Asia and the Middle East via Smartag International. We have developed successful tracing systems for the following products: (i) Edible Birds Nest - Smartag’s traceability system the capability to have online access, via the Department of Veterinary Services in Malaysia to thousands of government registered birds nest house throughout Malaysia; (ii) Pigs - Smartag’s traceability system has online access to one of the largest pig farm area in Malaysia with the capacity for 500,000 pigs; (iii) Edible Palm Oil - Smartag is also tracking Crude Palm Oil from the Palm Oil plantations to the Mill and onwards to the refinery for the Malaysian Palm Oil Board (MPOB) to China, India & Japan. Our traceability system has linked export permits online to the official China Import & Export Fair Trading system belonging to the Canton Trade Fair – currently the world’s largest trade fair; (ii) INDONESIA – we are currently linking to Indonesian Palm Oil from the some of the world’s biggest palm oil plantations to the designated tanker ports for onward distribution to Japan, India, the USA and China; and (iii) VIETNAM.

S

Sales Strategy

We may partner with other companies with competent sales and marketing expertise in the future in order for us to start the sale of our products and services. However, much of the sales would come from our ability to meet the requirements from the demand side in China and the Middle East. It is quite often the case that no one will seek for food traceability services unless there are issues concerning food safety, adulteration, and fake goods. In this respect, China, as a major food market for the USA, will provide us the initial sales, especially for wines and other higher value consumables. Likewise, the Middle East is a market for Halal Food, which also requires traceability in addition to issues addressing Halal certification. It is often the case that high end meats, including Wagyu beef, and high quality mutton is increasingly coming online as a Halal food item not only the Muslim markets in the USA, but also to our established markets in Malaysia, Indonesia as well as the Middle East.

Regulation

Wherever there are logistics services for food to be delivered cross borders, there are significant regulations which involve food safety and in this respect, this becomes a “double edge sword” as Smartag’s ability to provide a niche relies upon the fact that we can and shall work within the framework of these health and food safety regulations, which may differ in terms of one country to another, especially in terms of quarantine and inspection laws and regulations. These regulations are increasingly working in our favor as more and more jurisdictions are insisting on food traceability systems as part of the conditions for importing food into their countries. China’s Customs, Inspection and Quarantine (AqSIQ), for instance, has insisted that Edible Birds Nest imported from Malaysia and Indonesia, must come together with traceability records right from the “farm”. This augurs very well for us as it means that every exporter of such products from Malaysia or Indonesia would essentially require services such as ours. However, because each one of these regulations for every food item will take time for our clients to comply, our ability to expand our business will be such that we have to wait for the health and food safety regulators to regulate our clients and this may slow down our expansion plans.

Nevertheless, with our business strategy, we will start first with essentially high value products on a voluntary basis whereby even though the law in some cases may not require traceability systems in place. We believe that the higher end supply chain market forces will dictate the necessity for showing that their products is traceable from “farm to fork” thus creating the demand for our services. This may take some time but we believe it will happen very soon in a big way as food safety has become a major concern worldwide.

Competition

There may be many companies offering RFID and Bar Code technologies who are able food traceability services within the USA but there are not many companies which are able to offer cross border trans Pacific food traceability to China, Hong Kong, Taiwan as well as the growing population in South-east Asia. Those who are able to compete with us will be only a handful and in this respect, it is the quality of the online information provided that distinguishes between our services and those others which provide authentication and not true traceability along the supply chain.

In this respect, we believe that there are not many other companies whereby the EPCIS system such as ours has been certified by METLABS Inc on behalf of GS1 International outside of the USA. As such we feel that we are definitely one of the early pioneers in this respect, which can offer to our clients something definitely unique and truly independent.

Intellectual Property

By virtue of the technology transfer agreement, we have basically acquired the rights to use and distribute Smartrack™ indefinitely, which the parent company has filed for registration of the Smartrack™ name. It is pending approval. However, essentially this business is not critically dependent on Intellectual Property rights as it is a services orientated business, Clients will use our services because it brings them to the level of compliance with health authorities in some cases and in other cases, value added propositions to which they can distinguish their own products.

Seasonality

We believe that this business in not critically seasonal for essential food delivery save for seasonal demands during festivities whereby the demand for food, especially high end products such as wines and meats may increase.

Principal Executive Offices

Our principal executive offices are currently located at 3651 Lindell Road Ste D269, Las Vegas, NV 89103. Our telephone numbers are +1(206)4898965 and +1(949) 310-1762. We believe our facilities are inadequate to meet our current and near-term needs for the next twelve months and we intend to lease premises within the state of California or Nevada within this period.

Employees

As of June 2013, we had 2 full-time and 8 part-time consultants. Since inception, we have never had a work stoppage, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

Legal Proceedings

We are not involved in any legal proceedings

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

We have a history of incurring losses from operations. As of September 30, 2013, we had an accumulated deficit of approximately $1,514,419, of which approximately $1,164,967 was incurred prior to the cessation of the previous operating business on December 31, 2006.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs in the near term. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with the launching of our business.

We depend on key personnel to manage our business effectively, and, if we are unable to hire, retain or motivate qualified personnel, our ability to design, develop, market and sell our systems could be harmed.

The loss of the services of any of our key personnel may seriously harm our business, financial condition and results of operations. In addition, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly operations, finance, accounting, sales and marketing personnel, may also seriously harm our business, financial condition and results of operations. Our ability to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act which includes the filing with the SEC of periodic reports, proxy statements and other documents relating to our business, financial conditions and other matters, even though compliance with such reporting requirements is economically burdensome.

Our business is difficult to evaluate because we have no recent operating history.

As the Company has no recent operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources except for the financial support from our holding company

Our financial statements indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern.

Our audited financial statements for the year ended September 30, 2012 indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of products and working capital requirements.

Changes in the regulatory food safety requirements could adversely affect our business, financial condition or results of operations.

Our operations are subject to varying degrees of regulation by the FDA, other federal, state and local regulatory agencies and legislative bodies and their equivalent counter parts in other countries. Adverse decisions or new or amended regulations or mandates adopted by any of these regulatory or legislative bodies could negatively impact our operations by, among other things, causing unexpected or changed capital investments, lost revenues, increased costs of doing business, and could limit our ability to engage in certain sales or marketing activities.

Our products and networked platforms may be dependent on other third party software or networks which may contain defects or software errors, which could result in damage to our reputation, lost revenue, diverted development resources and increased service costs, warranty claims, and litigation

We warrant that our products will be free of defect for various periods of time, depending on the product. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return or obtain credits for products and inventory, or to cancel outstanding purchase orders even if the products themselves are not defective.

We must develop our products and networked platforms quickly to keep pace with the rapidly changing market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released. In general, our products may not be free from errors or defects after commercial shipments have begun, which could result in damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, warranty claims, and litigation.

Our products are highly technical, and some of our software relies on third party technologies including open source software, so if integration or incompatibility issues arise with these technologies, these technologies become unavailable or our products contain errors, defects or security vulnerabilities, our product and services development may be delayed, our reputation could be harmed and our business could be adversely affected

Our products, including our software products, are highly technical and complex and, when deployed, may contain errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. In addition, we rely on software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. Errors, viruses or bugs may also be present in software that we license from third parties and incorporate into our products or in third party software that our customers use in conjunction with our software. In addition, our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third party software that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects or security vulnerabilities in our products or any defects in, or compatibility issues with, any third party software or customers’ network environments discovered after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, theft of our trade secrets, data or intellectual property and increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Undiscovered vulnerabilities in our products alone or in combination with third party software could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases or use competitive products.

The third party software licenses we rely upon may not continue to be available to us on commercially reasonable terms, or at all, and the software may not be appropriately supported, maintained or enhanced by the licensors, resulting in development delays. Some of these software licenses are subject to annual renewals at the discretion of the licensors. In many cases, if we were to breach a provision of these license agreements, the licensor could terminate the agreement immediately. We license technologies and patents underlying some of our software from third parties, and the loss of these licenses could have a material adverse effect on our business. The loss of licenses to, or inability to support, maintain and enhance, any such third party software could result in increased costs, or delays in software releases or updates, until such issues have been resolved. This could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

We also incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to market or sell our products or to develop new products. In such event, we could be required to seek licenses from third-parties in order to continue offering our products, to disclose and offer royalty-free licenses in connection with our own source code, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business.

The volatility of our stock price could adversely affect an investment in our common stock

The market price of our common stock has been, and may continue to be, highly volatile. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

•	announcements and rumors of developments related to our business or the industry in which we compete,
•	quarterly fluctuations in our actual or anticipated operating results and order levels,
•	general conditions in the worldwide economy,
•	acquisition announcements,
•	new products or product enhancements by us or our competitors,
•	developments in patents or other intellectual property rights and litigation,
•	developments in our relationships with our customers and suppliers, and
•	any significant acts of terrorism.

In addition, in recent years the stock market in general and the markets for shares of “high-tech” companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock, and the market price of our common stock may decline.

Our information systems or those of our outside vendors may be subject to disruption, delays or security incidents that could adversely impact our customers and operations

We rely on our information systems and those of third parties for things such as processing customer orders, delivery of products, providing services and support to our customers, billing and tracking our customers, hosting and managing customer data, and otherwise running our business. Any disruption in our information systems and those of the third parties upon whom we rely could have a significant impact on our business.

A security incident in our own systems or the systems of our third party providers may compromise the confidentiality, integrity, or availability of our own internal data, the availability of our products and websites designed to support our customers, or our customer data. Unauthorized access to our proprietary business information or customer data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, breach of the security of the networks of our third party providers, or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. While our products and services provide and support strong password controls, IP restriction and other security mechanisms, the use of such mechanisms are controlled in many cases by our customers.

We may also experience delays or interruptions caused by a number of factors, including access to the internet, the failure of our network or software systems, or significant variability in visitor traffic on our product websites. It is also possible that hardware or software failures or errors in our systems, or in those of our third party providers, could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. These failures and interruptions could harm our reputation and cause us to lose customers.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber-attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers), and similar events or disruptions. Some of our systems are not fully redundant, and our disaster recovery planning is not sufficient for all eventualities. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could cause system interruptions and delays, and result in loss of critical data and lengthy interruptions in our services.

Our global operations expose us to risks and challenges associated with conducting business internationally, and our results of operations may be adversely affected by our efforts to comply with U.S. laws which apply to international operations, such as the Foreign Corrupt Practices Act and US export control laws, as well as the laws of other countries.

We operate on a global basis with offices or activities in Asia, the Middle East, and North America. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as export control laws and the FCPA, and similar laws in other countries which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold, or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

In addition, we operate in many parts of the world that have experienced significant governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that U.S. law and regulations prohibit us from using. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems,
•	political and economic instability,
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers,
•	difficulties and costs of staffing and managing foreign operations,
•	difficulties protecting or procuring intellectual property rights, and
•	fluctuations in foreign currency exchange rates.

These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

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

We are an emerging growth company within the meaning of the Securities Act, and as a consequence of taking advantage of certain exemptions from reporting requirements that are available to emerging growth companies, our financial statements may not be comparable to companies that comply with public company effective dates.

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

The Company utilizes rented offices at 3651 Lindell Road Ste D269, Las Vegas, NV 89103.

ITEM 3. LEGAL PROCEEDINGS

We have no outstanding, material legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCAHSES OF EQUITY SECURITIES

(a) Market Information.

The Company’s common stock is currently quoted on the OTC Markets and OTC Bulletin Board under the symbol “SMRN”.  Prior to February 9, 2009, the Company’s stock was quoted on the OTC Markets under the symbol “ALVN”.  The following table sets forth the high and low per share sales prices for our common stock for each of the quarters in the period beginning October 1, 2011 through September 30, 2013 as reported by the OTC Markets.

Quarter Ended	High	Low

December 31, 2011	$0.05	$0.0065
March 31, 2012	0.35	0.0065
June 30, 2012	0.35	0.35
September 30, 2012	0.35	0.20
December 31, 2012	0.20	0.20
March 31, 2013	0.20	0.20
June 30, 2013	0.20	0.20
September 30, 2013	$2.50	$0.20

The closing price of our common stock as reported on the OTC Markets on November 22, 2013, was $1.00.

(b) Holders

As of November 22, 2013, there were approximately 61 holders of record of our common stock.

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

Description of Securities

 (a) Common or Preferred Stock .

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 525,000,000 shares of capital stock, of which 500,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 25,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of November 22, 2013, 10,637,151 shares of Common Stock were issued and outstanding.

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

Trading of Securities in Secondary Market

The Company presently has 10,637,151 shares of common stock issued and outstanding, 10,000,000 of which are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in private transactions not involving a public offering.

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

Recent Sale of Unregistered Securities.

None

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

Results of Operations

Comparison of the fiscal year ended September 30, 2013 to the fiscal year ended September 30, 2012

 Selling, general and administrative costs:

We had a net loss of $122,587 for the year ended September 30, 2013 compared to a net loss of $25,748 for the year ended September 30, 2012.  The increase of $96,839 was due to the commencement of operations in the fourth quarter of 2013.

Liquidity and Capital Resources

 We have had minimal operating activity since commencing operations and are now relying on debt securities to fund our activities.

Net cash used in operating activities was $122,604 and $30,517 in the year ended September 30, 2013 and 2012, respectively. The increase was due to the commencement of operations in the fourth quarter of 2013.

Net cash used in investing activities was $25,000 and $0 in the year ended September 30, 2013 and 2012, respectively.

Net cash provided by financing activities as $239,427 and $24,666 in the year ended September 30, 2013 and 2012, respectively. The increase was due mainly due to the proceeds from a note payable of $200,000.

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

Commitments and Contractual Obligations

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2013.  All advances shall be paid on or before September 30, 2014 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2013, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). The Loan shall be repaid on or before September 30, 2014 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss arising from adverse changes in market rates and foreign exchange rates. At September 30, 2013, we had outstanding debt instruments of approximately $392,457.  The amount of our outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk. A hypothetical 100 basis point increase in interest rates would have a material effect on our annual interest expense, our results of operations or financial condition as we rely on these notes to sustain our operations.  Since we do not have transactions in foreign currencies, we do not consider it necessary to hedge against currency risk.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Smartag International, Inc.

  (a development stage company)

September 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Smartag International, Inc.

Newport Beach, California

We have audited the accompanying balance sheets of Smartag International, Inc. ( a development stage company)(the “Company”) as of September 30, 2013 and 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2013 and 2012 and for the period from March 24, 1999 (inception) to September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smartag International, Inc. as of September 30, 2013 and 2012 and the results of its operations, stockholders’ deficit, and cash flows for the years ended September 30, 2013 and 2012 and for the period from March 24, 1999 (inception) to September 30, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities, obtaining debt financing, or finding a suitable candidate for a business combination for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver Martin & Samyn, LLC

Weaver Martin & Samyn, LLC

Kansas City Missouri

November 22, 2013

Smartag International, Inc.

  (a development stage company)

BALANCE SHEETS

	September 30, 2013	September 30, 2012
ASSETS
Current Assets
Cash	$92,319	$496
Total Current Assets	92,319	496
Securities, market value	25,000	—
TOTAL ASSETS	$117,319	$496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$283	$300
Note Payable, Related Party	200,000	—
Secured Revolving Note Payable, Related Party	192,457	153,030
Total Current Liabilities	392,740	153,330

TOTAL LIABILITIES	392,740	153,330

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,637,151 shares issued and outstanding at September 30, 2013 and 2012.	10,637	10,637
Additional Paid-In-Capital	1,228,361	1,228,361
Accumulated Deficit	(1,391,832)	(1,366,084)
Net loss	(122,587)	(25,748)
Total Stockholders’ Deficit	(275,421)	(152,834)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$117,319	$496

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

  (a development stage company)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED September 30, 2013 and 2012

AND FOR THE PERIOD MARCH 24, 1999 (INCEPTION)

THROUGH SEPTEMBER 30, 2013

	September 30, 2013		September 30, 2012		Cumulative from Inception
REVENUES
Product	$		$		$-
Software support					-
Total revenues					-
COST OF SALES					-
GROSS PROFIT					-
OPERATING EXPENSES
Selling, general and administrative expenses		122,587		25,748	1,514,419
Total operating expenses		122,587		25,748	1,514,419
LOSS FROM OPERATIONS		(122,587)		(25,748)	(1,514,419)
Interest income/(expense) and other, net		-		-	-
NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS		$(122,587)		$(25,748)	$(1,514,419)
NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted		$(0.01)		$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted		10,637,151		10,637,151

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

  (a development stage company)

STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED SEPTEMBER 30, 2013 AND 2012

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Shareholders' Deficit
	Shares	Amount

Balance as of September 30, 2011	10,637,151	$10,637	$1,228,361	$(1,366,084)	$(127,086)

Net loss	—	—	—	(25,748)	(25,748)

Balance as of September 30, 2012	10,637,151	$10,637	$1,228,361	$(1,391,832)	$(152,834)

Net loss	—	—	—	(122,587)	(122,587)

Balance as of September 30, 2013	10,637,151	$10,637	$1,228,361	$(1,514,419)	$(275,421)

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

  (a development stage company)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED September 30, 2013 and 2012

AND FOR THE PERIOD MARCH 24, 1999 (INCEPTION)

THROUGH SEPTEMBER 30, 2013

	September 30, 2013	September 30, 2012	Cumulative from Inception
Cash flows from operating activities:
Net loss	$(122,587)	$(25,748)	$(1,514,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued in exchange for debt with related party	—	—	50,000
Changes in current assets and liabilities:
Accounts payable	(17)	(4,769)	283
Net cash used in operating activities	(122,604)	(30,517)	(1,464,136)

Cash flows from investing activities:
Investment in securities	(25,000)	—	(25,000)
Net cash provided by investing activities	(25,000)	—	(25,000)

Cash flows from financing activities:
Proceeds from revolving note	39,427	24,666	192,457
Proceeds from note payable	200,000	—	200,000
Issuance of common stock for cash	—	—	1,148,300
Conversion of note	—	—	25,000
Capital contribution – related party	—	—	15,698
Net cash provided by financing activities	239,427	24,666	1,581,455

Net increase (decrease) in cash and cash equivalents	91,823	(5,851)	92,319

Cash and cash equivalents - beginning balance	496	6,347	—

Cash and cash equivalents - ending balance	$92,319	$496	$92,319

Supplemental disclosure of cash flows information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

  (a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1    Nature of business

Current Operations and Background

Smartag International, Inc., a Nevada corporation (“Smartag,” “Company,” “we,” “us,” or “our”), was formed as Theca Corporation on March 24, 1999 in Colorado.  The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. On November 29, 2004, we merged with Art4Love, Inc., a Delaware corporation, into Art4Love, Inc. a Nevada corporation.  Art4love, Inc. attempted to sell and lease art to companies and individuals from artists’ collections worldwide.  The Company ceased operations in December 2006.  On February 19, 2009, Art4Love changed its name to Smartag International, Inc. On September 19, 2013, the Company commenced operations specializing in traceability and mobile payments. We provide food traceability, RFID solutions, near field communications, track and trace services and micro payment services.

Licensing Agreement

On September 19, 2013, we entered into a Licensing and Technology Agreement (“Licensing Agreement”) with, Smartag Solutions Berhad, a Malaysian company (“SSB”). Under the terms of the Licensing Agreement, SSB licensed to the Company the exclusive rights to use, modify and further enhance and develop SSB’s Smartrack™ software engine for any project handled or sponsored by the Company and hereby designates the Company in perpetuity from the date hereof to redistribute, outsource or further enhance the Smartrack™ engine for any projects, whether within North America or even between North America and any other country in the world provided however that the traceability project is sponsored by the Company. The Company is to pay $200,000 for the license (“Licensing Fee”). The Licensing Fee shall be made within three months from the date of invoice from SSB to the Company after the completion and handing over to the Company of the server with the Smartrack™ engine together with the installation and commissioning of the Company’s new website. Any delay in payment after three months shall incur an interest at market rate and in any event shall not be delayed beyond end of March 2014.

Under the Agreement, SSB also agrees to develop, install and commission the Smartrack™ in North America at its own costs and place one SSB’s server in a data center in the United States and subsequently develop and install traceability systems for the retail North American market as well as link up SSB’s related solutions and services currently in place with all the certification and/or accreditation as may be required by EPC GS1 Global within two months from the date hereof.

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). The Loan shall be repaid on or before September 30, 2014 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually.

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis of Presentation — The audited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and pursuant to the requirements for reporting on this Transition Report on Form 10-K.

The information included in these audited financial statements reflects all adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Going Concern - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $1,514,419 as of September 30, 2013. Our total liabilities exceeded its total assets as of September 30, 2013. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Marketable Securities— The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. As of September 30, 2013, the Company had no unrealized gains or losses. None of the investments have been hedged in any manner.

Recently Issued Accounting Pronouncements

Recent Pronouncements

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - Note Payable – Related Party

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2013.  All advances shall be paid on or before September 30, 2014 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2013, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). The Loan shall be repaid on or before September 30, 2014 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually.

NOTE 4 – Income Taxes

We have incurred operating losses of $1,514,419, which, if not utilized, will begin to expire in 2019. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. There are additional limitations due to our change in control. Therefore, we believe we will be unable to utilize these loss carryforwards.

Details of future income tax assets at September 30, 2013 and 2012 are as follows:

	September 30,
Future income tax assets:	2013	2012
Net operating loss	$122,587	$25,748
Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	41,680	8,754
Valuation allowance	(41,680)	(8,754)
	$—	$—

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 5 – Equity

Authorized Stock:

As of September 30, 2013, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

There are currently 10,637,151 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding.

Outstanding Options and Warrants:

None

NOTE 6 – Commitments and Contingencies

Leases —The Company currently is not party to any leases

 Rent expense charged to operations for the year ended September 30, 2013 and 2012 was zero.

Litigation — The Company is currently not party to any legal proceedings.

NOTE 7 – Concentration of Credit Risk

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of September 30, 2013 and 2012, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

NOTE 8 – Investment in Marketable Securities

On August 13, 2013, the Company invested $25,000 in LGI Holdings, Inc.

NOTE 9 – Subsequent Events

Management has evaluated all activity through November 22, 2013, the issue date of these financial statements, and has concluded that no subsequent events, other than that stated in the preceding paragraph, have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2013, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

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

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 The following table contains information as of September 30, 2013 as to each Director of the Company:

Director

Name	Age	Office Held
Datuk Abdul Hamed Sepawi	64	Chairman of the Board, Director
Lock Sen Yow	57	Chief Executive Officer, Chief Financial Officer, Secretary and Director

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

Lock Sen Yow

Lock Sen Yow, age 57, was elected as the Company’s director, President, Chief Financial Officer and Secretary, to serve in such capacities until his successors are duly elected and qualified. Mr. Yow holds a Bachelors of Science in Electrical Engineering from Manchester University, a Law Degree from Buckingham University, and a Masters in Finance from RMIT University. His first job was as a petrophysical engineer in Schlumberger Technical Services Inc., whereupon he spent six years in Egypt and Abu Dhabi before being posted to India and the Far East including Philippines, Taiwan, Australia and Indonesia. Amongst his last postings in Schlumberger was as Country Manager of Schlumberger Philippines in 1986. Thereafter, he embarked upon a law degree in the United Kingdom whereupon he was admitted as a Barrister from Gray’s Inn, in 1989. Lock Sen practiced as a legal practitioner in Malaysia and Singapore, whereupon in 1995, he was made partner in Ms. Khattar Wong & Partners, one of the largest legal firms in Singapore. Subsequently, he ventured into fund management and corporate finance with Prime Partners Singapore and was director of corporate finance at BNP Prime Peregrine, then the corporate finance arm of Banque Nationale de Paris in Malaysia. In the meantime, he also obtained a Masters in Finance from RMIT University in Melbourne. In 2000, after relocating back to Malaysia, his took up a position as director and head of research and analysis at the Malaysian Communications and Multimedia Commission (MCMC) whereby his multidisciplinary skills lead him to become the ICT planner for the Framework for Industry Development (FID) 2000-2004 as well as the National Broadband Plan 2004-2009. He remained at MCMC in various positions and oversaw many ICT projects and national strategic master plans including the National RFID Roadmap and the Digital Lifestyle Malaysia Initiative. Currently, he is the Chief Executive Officer of Smartag Solutions Berhad, a publicly listed company on the Bursa Malaysia. He took up this position as of February 18, 2013.

Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the period ended September 30, 2013 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

The following table sets forth, as of November 22, 2013, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class Common Stock(1)
Smartag Solutions Bhd.(2) Cyberjaya Head Office 4808-1-26 CBD Perdana 2 Persiaran Perdana, 63000 Cyberjaya Selangor Malaysia	10,000,000	94%
All Officers and Directors as a group	10,000,000	94%

*           Represents less than 1%.

(1)	The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, and (B) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of Common Stock outstanding (10,637,151), and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator.
(2)	Smartag Solutions Bhd.’s, CEO, Lock Sen Yow, holds voting and/or investment power over the shares beneficially owned by Smartag Solutions Bhd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2013.  All advances shall be paid on or before September 30, 2014 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2013, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). The Loan shall be repaid on or before September 30, 2014 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the years ended September 30, 2013 and 2012, the Company paid our principal accountant approximately $13,750 and $13,250, respectively for auditing services they performed throughout those years.

Tax Fees

During the years ended September 30, 2013 and 2012, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the years ended September 30, 2013 and 2012, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of September 30, 2013 and 2012.

Statements of Operations for the years ended September 30, 2013 and 2012 and for the period from inception through September 30, 2013.

Statements of Stockholders’ Deficit for the years ended September 30, 2013 and 2012

Statements of Cash Flows for the years ended September 30, 2013 and 2012 and for the period from inception through September 30, 2013.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Company's Form 10 filed on November 16, 2009)

3.2	Bylaws of Smartag International, Inc. (incorporated herein by reference to Exhibit 3.1 of Company's Form 8-K dated September 30, 2013)

10.1	Secured Revolving Promissory Note between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.3 of Company's Form 10 filed on November 16, 2009)

10.2	Security Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.4 of Company's Form 10 filed on November 16, 2009)

10.3	Licensing and Technology Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated September 19, 2013 (incorporated herein by reference to Exhibit 10.4 of Company's Form 8-K filed on September 23, 2013)

10.4	Loan Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated September 19, 2013 (incorporated herein by reference to Exhibit 10.5 of Company's Form 8-K filed on September 23, 2013)

31	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2013.

32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

November 22, 2013	SMARTAG INTERNATIONAL, INC.

By: /s/ Lock Sen Yow
Name: Lock Sen Yow
Title: President and Chief Financial Officer

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

Signature	Title	Date
/s/ Datuk Abdul Hamed Sepawi Datuk Abdul Hamed Sepawi	Chairman of the Board, Director	November 22, 2013

/ s/ Lock Sen Yow Lock Sen Yow	CEO, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	November 22, 2013