Form 10-Q
period 2014-06-30
Smartag International, Inc.
filed 2014-08-06
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2014

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2014
Common Stock, $.001 par value	10,637,151

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2014	September 30, 2013
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$102,186	$92,319
Total Current Assets	102,186	92,319
Securities, market value	25,000	25,000
TOTAL ASSETS	$127,186	$117,319

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$283	$283
Note Payable, Related Party	300,000	200,000
Secured Revolving Note Payable, Related Party	192,457	192,457
Total Current Liabilities	492,740	392,740

TOTAL LIABILITIES	492,740	392,740

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,637,151 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively.	10,637	10,637
Additional Paid-In-Capital	1,228,361	1,228,361
Accumulated deficit	(1,604,552)	(1,514,419)
Total Stockholders’ Deficit	(365,554)	(275,421)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$127,186	$117,319

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
REVENUES	$—	$—	$45,181	$—
COST OF SALES	—	—	43,847	—
GROSS PROFIT	—	—	1,334	—
OPERATING EXPENSES:
General and administrative expenses	30,502	4,395	91,467	23,160
LOSS FROM OPERATIONS	(30,502)	(4,395)	(90,133)	(23,160)
Interest expense	—	—	—	—
LOSS BEFORE PROVISION FOR INCOME TAXES	(30,502)	(4,395)	(90,133)	(23,160)
Provision for income taxes	—	—	—	—

NET LOSS	$(30,502)	$(4,395)	$(90,133)	$(23,160)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$0.00	$(0.01)	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	10,637,151	10,637,151	10,637,151	10,637,151

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(90,133)	$(23,160)
Changes in current assets and liabilities:
Accounts payable	—	4,550
Net cash used in operating activities	(90,133)	(18,610)

Cash flows from investing activities:
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from revolving note	—	19,972
Proceeds from note payable	100,000	—
Net cash provided by financing activities	100,000	19,972

Net increase (decrease) in cash and cash equivalents	9,867	1,362

Cash - beginning balance	92,319	496

Cash - ending balance	$102,186	$1,858

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Licensing Agreement

On September 19, 2013, we entered into a Licensing and Technology Agreement (“Licensing Agreement”) with, Smartag Solutions Berhad, a Malaysian company (“SSB”). Under the terms of the Licensing Agreement, SSB licensed to the Company the exclusive rights to use, modify and further enhance and develop SSB’s Smartrack™ software engine for any project handled or sponsored by the Company and hereby designates the Company in perpetuity from the date hereof to redistribute, outsource or further enhance the Smartrack™ engine for any projects, whether within North America or even between North America and any other country in the world provided however that the traceability project is sponsored by the Company. The Company is to pay $200,000 for the license (“Licensing Fee”). The Licensing Fee shall be made within three months from the date of invoice from SSB to the Company after the completion and handing over to the Company of the server with the Smartrack™ engine together with the installation and commissioning of the Company’s new website. Any delay in payment after three months shall incur an interest at market rate and in any event shall not be delayed beyond end of March 2014. Smartag and SSB has agreed to an extension of time for the completion of the Smartrack™ engine to September 30, 2014, as such SSB will invoice Smartag in due course.

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

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). The Loan shall be repaid on or before September 30, 2014 and no interest is accrued on this loan. On May 16, 2014, the SSB increased the Loan to $300,000. Smartag and SSB has agreed to an extension of the loan repayment to September 30, 2015.

Basis of Presentation — The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2013 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending September 30, 2014.

Going Concern - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $1,604,552 as of June 30, 2014. Our total liabilities exceeded its total assets as of June 30, 2014. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents — The Company considers investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2014 and September 30, 2013, we have no cash equivalents.

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

Marketable Securities — The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. As of June 30, 2014, the Company had no unrealized gains or losses. None of the investments have been hedged in any manner.

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

NOTE 2 – INVESTMENT IN MARKETABLE SECURITIES

On August 13, 2013, the Company invested $25,000 in LGI Holdings, Inc.

NOTE 3 – NOTE PAYABLE – RELATED PARTY

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2013.  All advances shall be paid on or before September 30, 2014 and this advance has an interest rate of 0% per annum. As of June 30, 2014, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). The Loan shall be repaid on or before September 30, 2014 and this loan has an interest rate of 0% interest per annum. On May 16, 2014, the SSB increased the Loan to $300,000.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Authorized Stock:

As of June 30, 2014, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

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

Results of Operation

Three months ended June 30, 2014 and 2013

Revenues

For the three months ended June 30, 2014 and 2013, the Company recorded revenue of $0 and $0 of respectively. The increase was due to the commencement of operations.

Cost of Sales

Cost of sales was $0 and $0 for the three months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $30,502 and $4,395 for the three months ended June 30, 2014 and 2013, respectively. The increase of $26,107 in expenses consisted primarily of costs associated with professional services, rent, and travel expenses due to the commencement of operations.

Nine months ended June 30, 2014 and 2013

Revenues

For the nine months ended June 30, 2014 and 2013, the Company recorded revenue of $45,181 and $0 of respectively. The increase was due to the commencement of operations.

Cost of Sales

Cost of sales was $43,847 and $0 for the nine months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $91,467 and $23,160 for the nine months ended June 30, 2014 and 2013, respectively. The increase of $68,307 in expenses consisted primarily of costs associated with professional services, rent, and travel expenses due to the commencement of operations.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended June 30,
	2014	2013
Operating Activities	$(90,133)	$(18,610)
Investing Activities	—	—
Financing Activities	100,000	19,972
Net Effect on Cash	$9,867	$1,362

In the current nine months ending June 30, 2014, the Company incurred a net loss of $90,133 offset by an increase in notes payable of $100,000.  For the nine months ended June 30, 2013, the Company incurred a net loss of $23,160 which was offset by an increase in accounts payable of $4,550 and an increase in proceeds from revolving note of $19,972.  The Company received proceeds from its secured revolving note payable and note payable from a related party to cover its operational losses.

Going Concern

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless, our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2013, and our unaudited financial statements for the quarter ended June 30, 2014 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report on Form 10-K for the period ending September 30, 2013 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.

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

Date: August 6, 2014

/ s/ Lock Sen Yow

Lock Sen Yow

Title: Chief Executive Officer, President and Chief Financial Officer