Form 10-K
period 2014-09-30
Smartag International, Inc.
filed 2015-01-05
CIK 1469207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2014
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

(702) 589-2179

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]     No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]      No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes [ ]      No   [x]

As of March 31, 2014 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $12,743.

As of January 5, 2015, there were 10,637,151 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD LOOKING STATEMENTS

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth, our ability to successfully make and integrate acquisitions, new product development and introduction, existing government regulations and changes in, or the failure to comply with, government regulations, adverse publicity, competition, fluctuations and difficulty in forecasting operating results, change in business strategy or development plans, business disruptions, the ability to attract and retain qualified personnel, the ability to protect technology, and the risk of foreign currency exchange rate. Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

PART I

ITEM 1 DESCRIPTION OF BUSINESS

Overview

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

Licensing Agreement

On September 19, 2013, we entered into a Licensing and Technology Agreement (“Licensing Agreement”) with, Smartag Solutions Berhad, a Malaysian company (“SSB”). Under the terms of the Licensing Agreement, SSB licensed to the Company the exclusive rights to use, modify and further enhance and develop SSB’s Smartrack™ software engine for any project handled or sponsored by the Company and hereby designates the Company in perpetuity from the date hereof to redistribute, outsource or further enhance the Smartrack™ engine for any projects, whether within North America or even between North America and any other country in the world provided however that the traceability project is sponsored by the Company. The Company is to pay $200,000 for the license (“Licensing Fee”). The Licensing Fee shall be made within three months from the date of invoice from SSB to the Company after the completion and handing over to the Company of the server with the Smartrack™ engine together with the installation and commissioning of the Company’s new website. Smartag and SSB has agreed to an extension of time for the completion of the Smartrack™ engine to September 30, 2015, as such SSB will invoice Smartag in due course.

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

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2015 and this loan has an interest rate of 0% interest per annum.

Description of Our Business

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

Principal Executive Offices

Our principal executive offices are currently located at 3651 Lindell Road Ste D269, Las Vegas, NV 89103. Our telephone numbers are +1(702) 589-2179. We believe our facilities are inadequate to meet our current and near-term needs for the next twelve months and we intend to lease premises within the state of California or Nevada within this period.

Insurance

We do not currently maintain property, business interruption and casualty insurance. We intend to obtain such insurance in accordance with customary industry practices.

Employees

As of September 30, 2014, we had 2 full-time and 8 part-time consultants. Since inception, we have never had a work stoppage, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

Legal Proceedings

We are not involved in any legal proceedings

Corporate Information.

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

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations. Other risks and uncertainties may also affect our results or operations adversely. The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

We have a history of net losses and will not achieve or maintain profitability.

We have a history of incurring losses from operations. As of September 30, 2014, we had an accumulated deficit of approximately $1,645,638, of which approximately $1,164,967 was incurred prior to the cessation of the previous operating business on December 31, 2006.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs in the near term. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with the launching of our business.

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

As the Company has minimal operating history, revenue and assets, there is a risk that we will be unable to continue as a going concern. We have no significant assets or financial resources except for the financial support from our holding company

Our financial statements indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern.

Our audited financial statements for the year ended September 30, 2014 indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of products and working capital requirements.

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

We cannot assure you that our common stock will be listed on NASDAQ or any other securities exchange.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

The Company utilizes rented offices at 3651 Lindell Road Ste D269, Las Vegas, NV 89103.

ITEM 3. LEGAL PROCEEDINGS

We have no outstanding, material legal proceedings.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCAHSES OF EQUITY SECURITIES

(a) Market Information.

The Company’s common stock is currently quoted on the OTC Markets and OTC Bulletin Board under the symbol “SMRN”.  Prior to February 9, 2009, the Company’s stock was quoted on the OTC Markets under the symbol “ALVN”.  The following table sets forth the high and low per share sales prices for our common stock for each of the quarters as reported by the OTC Markets.

Quarter Ended	High	Low

December 31, 2012	$0.20	$0.20
March 31, 2013	0.20	0.20
June 30, 2013	0.20	0.20
September 30, 2013	2.50	0.20
December 31, 2013	1.00	1.00
March 31, 2014	1.00	0.02
June 30, 2014	0.02	0.02
September 30, 2014	$0.02	$0.02

The closing price of our common stock as reported on the OTC Markets on January 5, 2015, was $0.023.

(b) Holders

As of January 5, 2015, there were approximately 61 holders of record of our common stock.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans .

None.

(e) Recent Sale of Unregistered Securities.

None

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2014 and 2013. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

Smartag International, Inc. specializes in traceability and mobile payments. We provide food traceability, RFID solutions, near field communications, track and trace services and micro payment services.

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

Results of Operations

Comparison of the fiscal year ended September 30, 2014 to the fiscal year ended September 30, 2013

Revenues

For the years ended September 30, 2014 and 2013, the Company recorded revenue of $62,218 and $0 of respectively. The increase was due to the commencement of operations in selling beverage bottles.

Cost of Sales

Cost of sales was $60,468 and $0 for the years ended September 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $107,968 and $122,587 for the years ended September 30, 2014 and 2013, respectively. The decrease of $14,619 was due primarily to the reduction in professional fees from the commencement of operations in the fourth quarter of 2013.

Interest income/(expense) and other, net

We recorded an unrealized loss of 25,000 on an investment for the year ended September 30, 2014.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2014 and 2013:

	Years Ended September 30,
	2014	2013
Operating Activities	$(119,931)	$(122,604)
Investing Activities	—	(25,000)
Financing Activities	100,000	239,427
Net Effect on Cash	$(19,931)	$91,823

In the current year ending September 30, 2014, the Company incurred a net loss of $131,218 offset by an increase in related party notes payable of $100,000.  For the year ended September 30, 2013, the Company incurred a net loss of $122,587 and an investment of 25,000 in securities and which was offset by an increase in proceeds from revolving note of $239,427.  The Company received proceeds from its secured revolving note payable and note payable from a related party to cover its operational losses.

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

Commitments and Contractual Obligations

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2015.  All advances shall be paid on or before September 30, 2015 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2014, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2015 and this loan has an interest rate of 0% interest per annum.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

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

Revenue Recognition -

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Smartag International, Inc.

September 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Smartag International, Inc.

We have audited the accompanying balance sheet of Smartag International, Inc. (the “Company”) as of September 30, 2014 and the related statement of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smartag International, Inc. as of September 30, 2014 and the results of its operations, stockholders’ deficit, and cash flows for the year ended September 30, 2014 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities, or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

Walnut, California

January 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Directors

Smartag International, Inc.

Newport Beach, California

We have audited the accompanying balance sheet of Smartag International, Inc. (the “Company”) as of September 30, 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smartag International, Inc. as of September 30, 2013 and the results of its operations, stockholders’ deficit, and cash flows for the year ended September 30, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities, or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver Martin & Samyn, LLC

Weaver Martin & Samyn, LLC

Kansas City Missouri

November 22, 2013

Smartag International, Inc.

BALANCE SHEETS

	September 30, 2014	September 30, 2013
ASSETS
Current Assets
Cash	$72,388	$92,319
Accounts receivable, net	17,037	—
Total Current Assets	89,425	92,319
Securities, market value	—	25,000
TOTAL ASSETS	$89,425	$117,319

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$3,607	$283
Note Payable, Related Party	300,000	200,000
Secured Revolving Note Payable, Related Party	192,457	192,457
Total Current Liabilities	496,064	392,740

TOTAL LIABILITIES	496,064	392,740

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,637,151 shares issued and outstanding at September 30, 2014 and 2013.	10,637	10,637
Additional Paid-In-Capital	1,228,361	1,228,361
Accumulated Deficit	(1,645,637)	(1,514,419)
Total Stockholders’ Deficit	(406,639)	(275,421)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$89,425	$117,319

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

	September 30, 2014	September 30, 2013

REVENUES	$62,218	$—
COST OF SALES	60,468	—
GROSS PROFIT	1,750	—
OPERATING EXPENSES
Selling, general and administrative expenses	107,968	122,587
Total operating expenses	107,968	122,587
LOSS FROM OPERATIONS	(106,218)	(122,587)
Interest income/(expense) and other, net	(25,000)	—
NET INCOME/(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(131,218)	$(122,587)
NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	10,637,151	10,637,151

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED SEPTEMBER 30, 2014 AND 2013

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Shareholders' Deficit
	Shares	Amount

Balance as of September 30, 2012	10,637,151	$10,637	$1,228,361	$(1,391,832)	$(152,834)

Net loss	—	—	—	(122,587)	(122,587)

Balance as of September 30, 2013	10,637,151	$10,637	$1,228,361	$(1,514,419)	$(275,421)

Net loss	—	—	—	(131,218)	(131,218)

Balance as of September 30, 2014	10,637,151	$10,637	$1,228,361	$(1,645,637)	$(406,639)

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(131,218)	$(122,587)
Unrealized loss on investment	25,000	—
Changes in current assets and liabilities:
Accounts receivable	(17,037)	—
Accounts payable	3,324	(17)
Net cash used in operating activities	(119,931)	(122,604)

Cash flows from investing activities:
Investment in securities	—	(25,000)
Net cash used by investing activities	—	(25,000)

Cash flows from financing activities:
Proceeds from revolving note - related party	—	39,427
Proceeds from note payable – related party	100,000	200,000
Net cash provided by financing activities	100,000	239,427

Net increase (decrease) in cash	(19,931)	91,823

Cash - beginning of period	92,319	496

Cash - end of period	$72,388	$92,319

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

On September 19, 2013, the Company commenced operations specializing in traceability and mobile payments as relates to food and beverage items. We provide food traceability, RFID solutions, near field communications, track and trace services and micro payment services.

Licensing Agreement

On September 19, 2013, we entered into a Licensing and Technology Agreement (“Licensing Agreement”) with, Smartag Solutions Berhad, a Malaysian company (“SSB”). Under the terms of the Licensing Agreement, SSB licensed to the Company the exclusive rights to use, modify and further enhance and develop SSB’s Smartrack™ software engine for any project handled or sponsored by the Company and hereby designates the Company in perpetuity from the date hereof to redistribute, outsource or further enhance the Smartrack™ engine for any projects, whether within North America or even between North America and any other country in the world provided however that the traceability project is sponsored by the Company. The Company is to pay $200,000 for the license (“Licensing Fee”). The Licensing Fee shall be made within three months from the date of invoice from SSB to the Company after the completion and handing over to the Company of the server with the Smartrack™ engine together with the installation and commissioning of the Company’s new website. Smartag and SSB has agreed to an extension of time for the completion of the Smartrack™ engine to September 30, 2015, as such SSB will invoice Smartag in due course.

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

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2015 and this loan has an interest rate of 0% interest per annum.

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis of Presentation — The audited financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Going Concern - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $1,645,637 as of September 30, 2014. Our total liabilities exceeded its total assets as of September 30, 2014. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of September 30, 2014 and September 30, 2013.

Revenue Recognition -

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement.

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

Marketable Securities— The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. As of September 30, 2014, the Company had $25,000 in unrealized losses. None of the investments have been hedged in any manner.

Recently Issued Accounting Pronouncements

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – Investment in Marketable Securities

On August 13, 2013, the Company invested $25,000 in LGI Holdings, Inc. which is less than 20% of the ownership. On September 30, 2014, we recorded an unrealized loss of $25,000 as relates to these securities.

NOTE 4 – Note Payable – Related Party

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2013.  All advances shall be paid on or before September 30, 2015 and this advance has an interest rate of 0% per annum. As of September 30, 2014, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag. The Secured Note shall be repaid on or before September 30, 2015.

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2015 and this loan has an interest rate of 0% interest per annum.

NOTE 5 – Income Taxes

We have incurred operating losses of $1,645,637, which, if not utilized, will begin to expire in 2019. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. There are additional limitations due to our change in control. Therefore, we believe we will be unable to utilize these loss carryforwards.

Current year added tax asset from net loss for the years ended September 30, 2014 and 2013 are as follows:

	September 30,
	2014	2013
Net operating loss	$131,218	$122,587
Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	44,614	41,680
Valuation allowance	(44,614)	(41,680)
	$—	$—

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2014.

NOTE 6 – Stockholder’s Deficit

Authorized Stock:

As of September 30, 2014, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

There are currently 10,637,151 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding.

NOTE 7 – Concentration of Credit Risk

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of September 30, 2014 and 2013, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

NOTE 8 – Subsequent Events

Except as follows, management has evaluated all activity through January 5, 2014, the issue date of these financial statements, and has concluded that no subsequent events, other than that stated in the preceding paragraph, have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

In October 2014, the Company has entered into a partnership agreement with MRH Capital Inc. (“MRH”) and Legendary Liquids LLC (“Legendary”) whereby the Company will fund the working capital for production distribution and sales of Legendary’s beverage products for the next three years. The Company will participate in a factoring, revenue sharing and revenue and profit guarantee as relates to the products. As of January 5, 2015, the Company had contributed $100,000 in such fund.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Director

Name	Age	Office Held
Datuk Abdul Hamed Sepawi	65	Chairman of the Board, Director
Lock Sen Yow	58	Chief Executive Officer, Chief Financial Officer, Secretary and Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

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

 Family Relationships.

 None.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this prospectus, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of September 30, 2014, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the period ended September 30, 2014 and representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Datuk Abdul Hamed Sepawi
Lock Sen Yow

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 5, 2015, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2013.  All advances shall be paid on or before September 30, 2015 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2014, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2015 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On December 18, 2013, we dismissed Weaver Martin & Samyn, LLC (“Weaver”) as its independent registered public accounting firm. The decision was approved by our Board of Directors.

The reports of Weaver on our financial statements for the fiscal years ended September 30, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to our ability to continue as a going concern. During the fiscal years ended September, 2013 and 2012, and the subsequent period through the date of this report, there were (i) no disagreements with Weaver on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weaver would have caused Weaver to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On December 18, 2013, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal years ended September 30, 2014 and 2013, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

During the years ended September 30, 2014, the Company paid TAAD approximately $11,000, respectively for auditing services they performed throughout those years.

During the years ended September 30, 2014 and 2013, the Company paid Weaver approximately $9,000 and $13,750, respectively for auditing services they performed throughout those years.

Tax Fees

During the years ended September 30, 2014 and 2013, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the years ended September 30, 2014 and 2013, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of September 30, 2014 and 2013.

Statements of Operations for the years ended September 30, 2014 and 2013 and for the period from inception through September 30, 2014.

Statements of Stockholders’ Deficit for the years ended September 30, 2014 and 2013

Statements of Cash Flows for the years ended September 30, 2014 and 2013 and for the period from inception through September 30, 2014.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Company's Form 10 filed on November 16, 2009)
3.2	Bylaws of Smartag International, Inc. (incorporated herein by reference to Exhibit 3.1 of Company's Form 8-K dated September 30, 2014)
10.1	Secured Revolving Promissory Note between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.3 of Company's Form 10 filed on November 16, 2009)
10.2	Security Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.4 of Company's Form 10 filed on November 16, 2009)
10.3	Licensing and Technology Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated September 19, 2013 (incorporated herein by reference to Exhibit 10.4 of Company's Form 8-K filed on September 23, 2013)
10.4	Loan Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated September 19, 2013 (incorporated herein by reference to Exhibit 10.5 of Company's Form 8-K filed on September 23, 2013)
31	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2014.
32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

January 5, 2015	SMARTAG INTERNATIONAL, INC.

By: /s/ Lock Sen Yow
Name: Lock Sen Yow
Title: President and Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Lock Sen Yow his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Datuk Abdul Hamed Sepawi Datuk Abdul Hamed Sepawi	Chairman of the Board, Director	January 5, 2015

/ s/ Lock Sen Yow Lock Sen Yow	CEO, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	January 5, 2015