Form 10-Q
period 2015-03-31
Smartag International, Inc.
filed 2015-05-14
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2015

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2015
Common Stock, $.001 par value	10,637,151

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	September 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$210,068	$72,388
Accounts receivable, net	30,894	17,037
Other receivable	96,500	—
Inventory	34,800	—
Total Current Assets	372,262	89,425
Investments	253,237	—
TOTAL ASSETS	$625,499	$89,425

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$6,357	$3,607
Note Payable, Related Party	200,000	300,000
Secured Revolving Note Payable, Related Party	192,457	192,457
Total Current Liabilities	398,814	496,064
Other Payable, Related Party	730,000	—
TOTAL LIABILITIES	1,128,814	496,064

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,637,151 shares issued and outstanding at March 31, 2015 and September 30, 2014.	10,637	10,637
Additional Paid-In-Capital	1,228,361	1,228,361

Accumulated Deficit	(1,742,313)	(1,645,637)
Total Stockholders’ Equity (Deficit)	(503,315)	(406,639)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$625,499	$89,425

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
REVENUES	$13,857	$29,922	$13,857	$45,181
COST OF SALES	—	28,817	—	43,847
GROSS PROFIT	13,857	1,105	13,857	1,334
OPERATING EXPENSES:
General and administrative expenses	87,405	28,027	110,532	60,964
LOSS FROM OPERATIONS	(73,548)	(26,922)	(96,675)	(59,630)
Interest expense	—	—	—	—
LOSS BEFORE PROVISION FOR INCOME TAXES	(73,548)	(26,922)	(96,675)	(59,630)
Provision for income taxes	—	—	—	—

NET LOSS	$(73,548)	$(26,922)	$(96,675)	$(59,630)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	10,637,151	10,637,151	10,637,151	10,637,151

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(96,675)	$(59,630)
Changes in operating assets and liabilities:
Other receivable	(96,500)	—
Accounts receivable	(13,858)
Inventory	(34,800)	—
Accounts payable	2,750	—
Other payable - related party	730,000	—
Net cash from (used) in operating activities	490,917	(59,630)

Cash flows from investing activities:
Long term investment	(253,237)	—
Net cash used in investing activities	(253,237)	—

Cash flows from financing activities:
Repayment of note payable	(100,000)	—
Net cash used in investing activities	(100,000)	—

Net increase (decrease) in cash	137,680	(59,630)

Cash - beginning balance	72,388	92,319

Cash - ending balance	$210,068	$32,689

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Investment

During the quarter ended March 31, 2015, the Company entered into a partnership agreement with Essentials Beverage Company (“Essentials”) whereby the Company agreed to contribute Essentials operational funds in exchange for 65% of the revenues generated by Essentials. As of March 31, 2015, the Company had funded Essentials $253,237 and was recorded under investment.

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis of Presentation —

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2014 included in our Annual Report on Form 10-K. The results of the three and six month periods ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending September 30, 2015.

Going Concern –

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $1,742,313 as of March 31, 2015. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Use of Estimates   —

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents —

The Company considers investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable –

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of March 31, 2015 and September 30, 2014.

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

Marketable Securities— The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. As of March 31, 2015, the Company had $25,000 in unrealized losses. None of the investments have been hedged in any manner.

Recently Issued Accounting Pronouncements

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – Other Receivable and Investments

During the six months ending March 31, 2015, the Company advanced Legendary Liquids LLC. $96,500 which is being classified as other receivable. The amount due is unsecured and interest free.

During the quarter ended March 31, 2015, the Company entered into a partnership agreement with Essentials Beverage Company (“Essentials”) whereby the Company agreed to contribute Essentials operational funds in exchange for 65% of the revenues generated by Essentials. As of March 31, 2015, the Company had funded Essentials $253,237 and was recorded under investment.

NOTE 4 – Other Payable - Related Party

During the six months ended March 31, 2015, the Company received $730,000 advances from related parties which the terms were still being negotiated and currently were recorded under long term other payable.

NOTE 5 – Note Payable – Related Party

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2013.  All advances shall be paid on or before September 30, 2015 and this advance has an interest rate of 0% per annum. As of March 31, 2015, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag. The Secured Note shall be repaid on or before September 30, 2015.

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2015 and this loan has an interest rate of 0% interest per annum. During the three months ended March 31, 2015, the Company repaid $100,000 of the Loan.

NOTE 6 – Stockholder’s Deficit

Authorized Stock:

As of March 31, 2015, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

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

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

Revenues

For the three months ended March 31, 2015 and 2014, the Company recorded revenue of $13,857 and $29,922 of respectively. The decrease was due to our inability to receive product.

Cost of Sales

Cost of sales was $0 and $28,817 for the three months ended March 31, 2015 and 2014, respectively. The decrease in cost of sales was due performance being handled by a third party

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $87,405 and $28,027 for the three months ended March 31, 2015 and 2014, respectively. The increase of $59,378 was due primarily to the payment of professional fees and travel.

Comparison of the six months ended March 31, 2015 and 2014

Revenues

For the six months ended March 31, 2015 and 2014, the Company recorded revenue of $13,857 and $45,181 of respectively. The decrease was due to our inability to receive product.

Cost of Sales

Cost of sales was $0 and $43,847 for the six months ended March 31, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $110,532 and $60,964 for the six months ended March 31, 2015 and 2014, respectively. The increase of $49,568 was due primarily to the payment of professional fees and travel.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2015 and 2014:

	Six Months Ended March 31,
	2015	2014
Operating Activities	$490,917	$(59,630)
Investing Activities	(253,237)	—
Financing Activities	(100,000)	—
Net Effect on Cash	$137,680	$(59,630)

In the six months ending March 31, 2015, the Company incurred a net loss of $96,675, an increase in inventory of $34,800, accounts receivable of $13,857 and an increase of other receivable amounting $96,500. This was offset by an increase in accounts payable of $2,750 and other payable of $730,000.  For the three months ended March 31, 2014, the Company incurred a net loss of $59,630.

The Company repaid $100,000 of its note payable from a related party. The Company received advances of $730,000 in the six months ending March 31, 2015 to cover its operating costs.

Going Concern Uncertainties

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2014, and our unaudited financial statements for the quarter ended March 31, 2015 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

Commitments and Contractual Obligations

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2015.  All advances shall be paid on or before September 30, 2015 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of March 31, 2015, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2015 and this loan has an interest rate of 0% interest per annum. The Company repaid $100,000 of the Loan in the six months ended March 31, 2015.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2015

/ s/ Lock Sen Yow

Lock Sen Yow

Title: Chief Executive Officer, President and Chief Financial Officer