Form 10-Q
period 2015-06-30
Smartag International, Inc.
filed 2015-07-31
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2015

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

YES [x]     NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $.001 par value	11,637,151

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	September 30, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$173,882	$72,388
Accounts receivable, net	49,972	17,037
Other receivable	96,500	—
Inventory	34,800	—
Total Current Assets	355,154	89,425
Investments	253,237	—
TOTAL ASSETS	$608,391	$89,425

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$3,607	$3,607
Note Payable, Related Party	200,000	300,000
Secured Revolving Note Payable, Related Party	192,457	192,457
Total Current Liabilities	396,064	496,064
Other Payable, Related Party	730,000	—
TOTAL LIABILITIES	1,126,064	496,064

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 10,637,151 shares issued and outstanding at June 30, 2015 and September 30, 2014.	10,637	10,637
Additional Paid-In-Capital	1,228,361	1,228,361

Accumulated Deficit	(1,756,671)	(1,645,637)
Total Stockholders’ Deficit	(517,673)	(406,639)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$608,391	$89,425

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
REVENUES	$36,115	$—	$49,972	$45,181
COST OF SALES	—	—	—	43,847
GROSS PROFIT	36,115	—	49,972	1,334
OPERATING EXPENSES:
General and administrative expenses	50,473	30,502	161,005	91,467
LOSS FROM OPERATIONS	(14,358)	(30,502)	(111,033)	(90,133)
Interest expense	—	—	—	—
LOSS BEFORE PROVISION FOR INCOME TAXES	(14,358)	(30,502)	(111,033)	(90,133)
Provision for income taxes	—	—	—	—

NET LOSS	$(14,358)	$(30,502)	$(111,033)	$(90,133)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	10,637,151	10,637,151	10,637,151	10,637,151

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(111,033)	$(90,133)
Changes in operating assets and liabilities:
Other receivable	(96,500)	—
Accounts receivable	(32,935)
Inventory	(34,800)	—
Other payable - related party	730,000	—
Net cash from (used) in operating activities	454,732	(90,133)

Cash flows from investing activities:
Long term investment	(253,237)	—
Net cash used in investing activities	(253,237)	—

Cash flows from financing activities:
Proceeds from note payable – related party	—	100,000
Repayment of note payable – related party	(100,000)	—
Net cash used in investing activities	(100,000)	100,000

Net increase (decrease) in cash	101,494	9,867

Cash - beginning balance	72,388	92,319

Cash - ending balance	$173,882	$102,186

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Investment

During the quarter ended March 31, 2015, the Company entered into a partnership agreement with Essentials Beverage Company (“Essentials”) whereby the Company agreed to contribute Essentials operational funds in exchange for 65% of the revenues generated by Essentials. As of June 30, 2015, the Company had funded Essentials $253,237 and was recorded under investment. On July 5, 2015, the Company and Essentials entered into Securities Purchase Agreement (“SPA”) whereby the Company received 1,010 newly issued common stock of Essentials in exchange for consideration of $399,709 and one million shares of the Company’s restricted common stock.

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis of Presentation —

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2014 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending September 30, 2015.

Going Concern –

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $1,756,671 as of June 30, 2015. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Accounts Receivable –

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has an allowance for doubtful accounts of $17,037 and $0 as of June 30, 2015 and September 30, 2014, respectively.

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

Marketable Securities— The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. As of June 30, 2015, the Company had $25,000 in unrealized losses. None of the investments have been hedged in any manner.

Recently Issued Accounting Pronouncements

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – Other Receivable and Investments

During the nine months ending June 30, 2015, the Company advanced Legendary Liquids LLC. $96,500 which is being classified as other receivable. The amount due is unsecured and interest free. The purpose of the investment was to partner with beverage company to provide product tracking.

During the quarter ended March 31, 2015, the Company entered into a partnership agreement with Essentials Beverage Company (“Essentials”) whereby the Company agreed to contribute Essentials operational funds in exchange for 65% of the revenues generated by Essentials. As of June 30, 2015, the Company had funded Essentials $253,237 and was recorded under investment and receivables owed from Essentials was $49,972.

NOTE 4 – Other Payable - Related Party

During the nine months ended June 30, 2015, the Company received $730,000 advances from a party who is controlled by one of our directors which the terms were still being negotiated and currently were recorded under long term other payable.

NOTE 5 – Note Payable – Related Party

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2013.  All advances shall be paid on or before September 30, 2015 and this advance has an interest rate of 0% per annum. As of June 30, 2015, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag. The Secured Note shall be repaid on or before September 30, 2015.

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

NOTE 6 – Stockholder’s Deficit

Authorized Stock:

As of June 30, 2015, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

There are currently 10,637,151 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding.

Note 7 – Subsequent Event

On July 5, 2015, the Company and Essentials entered into Securities Purchase Agreement (“SPA”) whereby the Company received 1,010 newly issued common stock of Essentials in exchange for consideration of $399,709 and one million shares of the Company’s restricted common stock. In accordance with FASB ASC 805, the Company shall disclose pro-forma financial information, however, the Company has not yet completed its initial accounting for business combination due to different accounting standard was adopted by Essentials while at the same time acquisition audits of Essentials’s financial statements for the years ended December 31, 2014 and 2013 have not been completed. The Company is not able to present pro-forma financial information at this point.

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

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

Revenues

For the three months ended June 30, 2015 and 2014, the Company recorded revenue of $36,115 and $0 of respectively. The increase was due to our agreement with Essentials.

Cost of Sales

Cost of sales was $0 for the three months ended June 30, 2015 and 2014. The decrease in cost of sales was due performance being handled by a third party.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $50,473 and $30,502 for the three months ended June 30, 2015 and 2014, respectively. The increase of $19,970 was due primarily to the bad debt expense of $17,037.

Comparison of the nine months ended June 30, 2015 and 2014

Revenues

For the nine months ended June 30, 2015 and 2014, the Company recorded revenue of $49,972 and $45,181 of respectively. The increase was due to our agreement with Essentials.

Cost of Sales

Cost of sales was $0 and $43,847 for the nine months ended June 30, 2015 and 2014, respectively. The decrease in cost of sales was due performance being handled by a third party.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $161,005 and $91,467 for the nine months ended June 30, 2015 and 2014, respectively. The increase of $69,539 was due primarily to the increase in expenses from professional fees of $39,831, bad debt of $17,037, travel of 18,177 and investor relations of $10,000 offset by a decrease in rent of $16,384.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2015 and 2014:

	Nine Months Ended June 30,
	2015	2014
Operating Activities	$454,732	$(90,133)
Investing Activities	(253,237)	—
Financing Activities	(100,000)	100,000
Net Effect on Cash	$101,494	$9,867

In the nine months ending June 30, 2015, the Company incurred a net loss of $111,033, an increase in inventory of $34,800, accounts receivable of $32,935 and an increase of other receivable amounting $96,500. This was offset by an increase in other payable of $730,000.  For the three months ended June 30, 2014, the Company incurred a net loss of $90,133.

The Company repaid $100,000 of its note payable from a related party. The Company received advances of $730,000 from a related party in the nine months ending June 30, 2015 to cover its operating costs.

Going Concern Uncertainties

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2014, and our unaudited financial statements for the quarter ended June 30, 2015 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

Commitments and Contractual Obligations

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2015.  All advances shall be paid on or before September 30, 2015 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of June 30, 2015, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2015 and this loan has an interest rate of 0% interest per annum. The Company repaid $100,000 of the Loan in the nine months ended June 30, 2015.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: July 31, 2015

/ s/ Lock Sen Yow

Lock Sen Yow

Title: Chief Executive Officer, President and Chief Financial Officer