Form 10-K
period 2015-09-30
Smartag International, Inc.
filed 2016-02-10
CIK 1469207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes [ ]      No   [x]

As of March 31, 2015 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $14,654.

As of February 10, 2016, there were 31,637,151 shares of common stock outstanding.

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

PART I

ITEM 1 DESCRIPTION OF BUSINESS

History and Background

Smartag International, Inc., a Nevada corporation (“Smartag,” “Company,” “we,” “us,” or “our”), was formed as Theca Corporation on March 24, 1999 in Colorado.   On November 29, 2004, we merged with Art4Love, Inc., a Delaware corporation, into Art4Love, Inc. a Nevada corporation.  Art4love, Inc. attempted to sell and lease art to companies and individuals from artists’ collections worldwide.  On February 109, 2009, Art4Love changed its name to Smartag International, Inc.

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

Overview

Since 2013, Smartag has been actively involved in traceability for the food and beverage industry. Smartag realized a key potential growth area – healthy beverage products which it can source the raw materials which are of low calories but at the same time healthy and natural. The US market was overwhelmed with sodas, flavored water and energy drinks, but in recent years, the demand has been changing towards a healthier alternative.

In August 2015, Smartag brought in new management led by Mr. Chee Song Yap to lead its efforts in the beverage business by coupling its traceability technology to give reassurance and recall features. Realizing the key benefits of this rising demand, Smartag under its subsidiary, Essential Beverage Corp. (“EBC”) launched a refreshing line energy and functional beverage, Thrivida, that enhances the health of consumers which at the same time enables it to enter the traceable beverage business. http://thrivida.com/

Also, within the span of 24-36 months, it is our intention to market a range of beverage drinks for the United States and Asia PacificThe goal: to create exhilarating beverages that are not only a healthier alternative to other drinks, but a new way for consumers to enjoy vitamin and ingredient enhanced beverages. At the same time, because the need for traceable drinks is increasing in the United States as well as China, Smartag is well positioned to take its core technology to test out in its own line of beverages worldwide.

In November 2015, Smartag signed an agreement with Bobby Tang Siu Ki and Yang Ye Cai, the co-owners and founders of Shenzhen Shen Nan Shun Technology Co. Ltd (“SSNST”), a company based in Shenzhen, China which is involved in e-commerce trading on e-Bay, Amazon and Alipay platforms. Using the expertise of SSNST, Smartag will establish a minority owned Hong Kong venture to develop an e-Commerce trading, procurement, collection and distribution platform. When the joint venture is completed, the joint venture will be able to offer additional products including Electronic items. LED lighting, Outdoor sports equipment, Beauty products and cosmetics, vehicles accessories and bicycles.

Products

The products, Thrivida Sports Water, Thrivida Enhanced and Thrivida Elite are premium brands with only the highest quality ingredients and packaging. The Company is dedicated to providing delicious health-based beverage alternatives. It provides the perfect solution for consumers who are searching for healthier alternatives to soft drinks, but are not satisfied with the “flat” flavored waters that simply don’t deliver on taste.

Thrivida is ideal for multiple retail channels, including: conventional grocery, drug, club-stores, mass, and convenience retailers. It offers a conveniently packaged, good tasting, healthy beverage that is certain to be welcomed by consumers of all ages.

Range of Thrivida Products

RTD Vitamin and Mineral Enhanced “healthy beverages” are driving a powerful shift in the global beverage market. First of its type to combine unique trace minerals and vitamins with a good tasting flavor profile that gives us a first mover advantage, unmatched brand and product quality. The Company is well positioned to take advantage of multiple fast growing segments of the beverage category and specifically offer a healthier, good tasting alternative to consumers.

Thrivida Sport Water

Brand Name:	Thrivida Sport Water
Drink Type:	Alkaline Water / 7.8 pH
About the Brand

Becoming a leading force in the ultra-premium water beverage category. Building brand focused on the art and science of healthy hydration for both the general consumer and those seeking performance assisted hydration. Strategic product growth through innovative formula and processing. Alternatives and co-branding both domestically and internationally. Continued commitment to quality and excellence in every bottle.

Vision	Thrivida Sport Water environment impact is primarily focused on making a Better Tomorrow. Hydrating people one bottle at a time and ensuring purity.
Target Audience	Fitness Enthusiasts, Health Conscious men & women, school children

Thrivida Sport Water

Thrivida Elite Sport

Brand Name:	Thrivida Elite Sport
Drink Type:	Functional Sport Beverage infused with Electrolytes

About the Brand:	Exclusive Beverage Distribution For New York City Public Schools • 1,400 locations • 1.2 Million Students • Only 10 Calories • Retail sales to help fund Sports, Music and Arts Programs at city schools
Target Audience:	School Children K-12
Flavours:	Lemonade, Berry, Grape & Orange

Elite Sport specially for schools

12oz for public

Thrivida Essentials

Brand Name:	Thrivida Essentials
Drink Type:	Enhanced Beverage with 72 Trace Minerals
About the Brand

A line of refreshing beverages designed to keep your body and mind function. Essentials helps your body operate in top form with the benefits of natural fulvic minerals, plant minerals, magnesium, iron and other essential minerals. Numerous medical studies show the benefits of Fulvic minerals, Magnesium and the other minerals in the body.

Target Audience	Active & Healthy lifestyle enthuses
Flavours	Energy – Orange Tangerine Relaxation – Cucumber Lime Anti-Aging – Fruit Punch Healthy Heart – Omega Berry Immune - Lemonade
Distribution	Supermarkets, Hospitals, Drug Stores, Schools & Military

Essentials Relax, Focus and Energy

Target Consumers for Thrivida

Thrivida Sports Water’s enhanced beverages appeal to a broad cross section of U.S. consumers by providing them with delicious and healthier alternative to conventional beverages like sodas.

Students: Thrivida Elite is a perfect solution for students of all ages. Its low calorie content, and health enhancing ingredients is ideal for young students who are increasingly fighting with weight and illness issues based on unhealthy diets. The energy enhancing drink is ideal for high school and college students who need energy during the day or a pick-me- up while studying.

Young Adults: Young men and women between 21 and 35 years of age often look for innovative food and beverage products to improve their diet, but they want something that tastes good. They want a product that is not only healthy for them but that they enjoy drinking. Young adults lead active lifestyles and want/need beverages that are convenient, delicious and provide functional benefits.

Older Adults: Men and women 36 years of age and older are proactively looking for ways to improve their diet for the specific purpose of improving their health and preventing physical and mental ailments. Beverages like Thrivida Enhanced are a smart choice for these consumers as a substitute for soft drinks or coffee. Thrivida offers superior taste to other conventional offerings.

Parents: there is a need for a good tasting, beneficial drink for children and parents will encourage their children to drink Thrivida Elite. It is a convenient way to serve a treat to children while giving them the essential vitamins and minerals for a healthy, growing body.

Marketing

Creating brand awareness is key in gaining increased distribution. EBC will advertise using diverse strategic marketing campaigns based on its product line description. Thrivida Sport Water will focus on sports and entertainment marketing in support of community based organizations, whereas Thrivida Elite Sport 12oz embodies Education based initiatives in support of public school sports, music and arts programs. The Thrivida Essentials Sport 16oz will focus on health & wellness opportunity’s and government or state contracts. The below brand awareness campaigns have been identified for the next three to 6 months of promotion.

We believe radio advertisements have the fastest outreach to consumers and creating brand awareness. The radio advertisement will continue and will be modified to include the other products.

Thrivida will also tap into the growing Social Media platform connecting with sites such as Facebook, Twitter etc. It allow for a dialogue to develop with Thrivida fans so they can follow our event activities, stores we sell in, and promotional programs.

Regulation

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations.

Legal requirements apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States.

Any third-party bottling facility that we may choose to utilize in the future and any other such operations will be subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. It will be our policy to comply with any and all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our capital expenditures, net income or competitive position.

Competition

The beverage industry is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our product will be competing directly with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other marketing campaigns. In addition, companies manufacturing these products generally have far greater financial, marketing, and distribution resources than we have.

Important factors that will affect our ability to compete successfully include the continued public perception of the benefits of alkaline water, taste and flavor of our product, trade and consumer promotions, the development of new, unique and cutting edge products, attractive and unique packaging, branded product advertising, pricing, and the success of our distribution network.

We will also be competing to secure distributors who will agree to market our product over those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. The extremely competitive pressures within the beverage categories could result in our product never even being introduced beyond what they can market locally themselves.

Our product will compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as SoBe, Snapple, Arizona, Vitamin Water, Gatorade, and Powerade. We will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including Eternal, Essentia, Icelandic, Real Water, Aqua Hydrate, Mountain Valley, Qure, Penta, and Alka Power.

Intellectual Property

Where available, we intend to obtain trademark protection in the United States for a number of trademarks for slogans and product designs. We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights. The trademark for Thrivida has been approved and is currently active.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights could result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights will be a key component of our sales and operating strategy.

Seasonality

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our product and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

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

Employees

As of September 30, 2015, we had 3 full-time and 12 part-time consultants. Since inception, we have never had a work stoppage, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

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

We have a history of incurring losses from operations. As of September 30, 2015, we had an accumulated deficit of approximately $2,772,190, of which approximately $1,164,967 was incurred prior to the cessation of the previous operating business on December 31, 2006.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs in the near term. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with the launching of our business.

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

As the Company has minimal operating history, revenue and assets, there is a risk that we will be unable to continue as a going concern. We have no significant assets or financial resources except for the financial support from our holding company

Our consolidated financial statements indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern.

Our audited consolidated financial statements for the year ended September 30, 2015 indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of products and working capital requirements.

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

Risks Related to the Beverage Industry

Changes in the non-alcoholic beverage business environment and retail landscape could adversely impact our financial results.

The non-alcoholic beverage business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the non-alcoholic beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed markets, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If we are unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

Intense competition and increasing competition in the commercial beverage market could hurt our business.

The commercial retail beverage industry, and in particular its non-alcoholic beverage segment, is highly competitive. Market participants are of various sizes, with various market shares and geographical reach, some of whom have access to substantially more sources of capital.

We compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as: SoBe; Snapple; Arizona; Vitamin Water; Gatorade; and Powerade.

We compete indirectly with major international beverage companies including but not limited to: the Coca-Cola Company; PepsiCo, Inc.; Nestlé; Dr Pepper Snapple Group; Groupe Danone; Kraft Foods Group, Inc.; and Unilever. These companies have established market presence in the United States, and offer a variety of beverages that are substitutes to our product. We face potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the sports water market.

As a result of both direct and indirect competition, our ability to successfully distribute, market and sell our product, and to gain sufficient market share in the United States to realize profits may be limited, greatly diminished, or totally diminished, which may lead to partial or total loss of your investments in our company.

Alternative non-commercial beverages or processes could hurt our business.

The availability of non-commercial beverages, such as tap water, and machines capable of producing flavored water at the consumer’s home or at store-fronts could hurt our business, market share, and profitability.

Our growth and profitability depends on the performance of third-parties and our relationship with them.

Our distribution network and its success depend on the performance of third parties. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment. To distribute our product, we use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our product to consumers. The success of this network will depend on the performance of the brokers, distributors and retailers of this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our product. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sale activities. We also need to maintain good commercial relationships with third-party brokers, distributors and retailers so that they will promote and carry our product. Any adverse consequences resulting from the performance of third-parties or our relationship with them could undermine our operations, profitability and may result in total loss of your investment.

The loss of one or more of our major customers or a decline in demand from one or more of these customers could harm our business.

We have a few major customers. There can be no assurance that such customers will continue to order our products in the same level or at all. A reduction or delay in orders from such customers, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

Water scarcity and poor quality could negatively impact our production costs and capacity.

Water is the main ingredient in our product. It is also a limited resource, facing unprecedented challenges from overexploitation, increasing pollution, poor management, and climate change. As demand for water continues to increase, as water becomes scarcer, and as the quality of available water deteriorates, we may incur increasing production costs or face capacity constraints that could adversely affect our profitability or net operating revenues in the long run.

Increase in the cost, disruption of supply or shortage of ingredients, other raw materials or packaging materials could harm our business.

We and our bottlers will use water, various ingredients, packaging materials for bottles such as plastic and paper products. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottlers’ ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect the affordability of our product and reduce sales.

An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, or packaging materials and containers that may be caused by a deterioration of our or our bottlers’ relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like, could negatively impact our net revenues and profits.

Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.

We and our bottlers intend to offer our product in nonrefillable, recyclable containers in the United States. Legal requirements have been enacted in various jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain nonrefillable beverage containers. Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels in the United States. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and the related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in the geographical regions in which we operate or intend to operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability.

Significant additional labeling or warning requirements or limitations on the availability of our product may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our product relating to the content or perceived adverse health consequences of our product. If these types of requirements become applicable to our product under current or future environmental or health laws or regulations, they may inhibit sales of our product.

Unfavorable general economic conditions in the United States could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for, our product in the United States. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies. Consumers may also cease purchasing bottled water and consume tap water. Lower consumer demand for our product in the United States could reduce our profitability.

Adverse weather conditions could reduce the demand for our products.

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for our product and contribute to lower sales, which could have an adverse effect on our results of operations for such periods.

Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of our product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state, and local workplace health and safety laws, such as the Occupational Safety and Health Act; various federal, state and local environmental protection laws; and various other federal, state, and local statutes and regulations. Legal requirements also apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States. Changes to such laws and regulations could increase our costs or reduce our net operating revenues.

In addition, failure to comply with environmental, health or safety requirements and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottlers’ facilities, as well as damage to our image and reputation, all of which could harm our profitability.

Risks Related to Our Stock

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

We are an emerging growth company within the meaning of the Securities Act, and as a consequence of taking advantage of certain exemptions from reporting requirements that are available to emerging growth companies, our consolidated financial statements may not be comparable to companies that comply with public company effective dates.

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the consolidated financial statements of public companies that comply with such new or revised accounting standards.

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

Quarter Ended	High	Low

December 31, 2013	$1.00	$1.00
March 31, 2014	1.00	0.02
June 30, 2014	0.02	0.02
September 30, 2014	$0.02	$0.02
December 31, 2014	0.02	0.02
March 31, 2015	0.02	0.02
June 30, 2015	0.02	0.02
September 30, 2015	$1.00	$0.02

The closing price of our common stock as reported on the OTC Markets on February 10, 2016, was $0.0006.

(b) Holders

As of February 10, 2016, there were approximately 49 holders of record of our common stock.

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

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2015 and 2014. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Since 2013, Smartag has been actively involved in traceability for manufacturing plants and in the food and beverage industry. Smartag realized a key potential growth area – healthy beverage products which it can source the raw materials which are of low calories but at the same time healthy and natural. The US market was overwhelmed with sodas, flavored water and energy drinks, but in recent years, the demand has been changing towards a healthier alternative.

In August 2015, Smartag brought in new management led by Mr. Chee Song Yap to lead its efforts in the beverage business by coupling its traceability technology to give reassurance and recall features. Realizing the key benefits of this rising demand, Smartag under its subsidiary, Essential Beverage Corp. (“EBC”) launched a refreshing line energy and functional beverage, Thrivida, that enhances the health of consumers which at the same time enables it to enter the traceable beverage business. http://thrivida.com/

Also, within the span of 24-36 months, it is our intention to market a range of beverage drinks for the United States and Asia Pacific. The goal: to create exhilarating beverages that are not only a healthier alternative to other drinks, but a new way for consumers to enjoy vitamin and ingredient enhanced beverages. At the same time, because the need for traceable drinks is increasing in the United States as well as China, Smartag is well positioned to take its core technology to test out in its own line of beverages worldwide.

Results of Operations

Comparison of the fiscal year ended September 30, 2015 to the fiscal year ended September 30, 2014

Revenues

For the years ended September 30, 2015 and 2014, the Company recorded revenue of $95,766 and $62,218, respectively. The increase was due to the commencement of operations in selling beverage bottles.

Cost of Sales

Cost of sales was $39,534 and $60,468 for the years ended September 30, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,227,605 and $107,968 for the years ended September 30, 2015 and 2014, respectively. The increase of $1,119,637 was due primarily to an increase in stock based compensation of $483,000, consulting fees of $154,345, and expenses in starting beverage operations of $399,709.

Interest income/(expense) and other, net

We recorded an unrealized loss of 25,000 on an investment for the year ended September 30, 2014.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2015 and 2014:

	Years Ended September 30,
	2015	2014
Operating Activities	$(484,135)	$(119,931)
Investing Activities	(215,877)	—
Financing Activities	710,000	100,000
Net Effect on Cash	$9,988	$(19,931)

In the current year ending September 30, 2015, the Company incurred a net loss of $1,171,373 offset by stock compensation of $483,000 and an increase in accounts payable of $187,201.  For the year ended September 30, 2014, the Company incurred a net loss of $131,218 offset by an increase in related party notes payable of $100,000.  The Company received proceeds from related parties of $810,000 to cover its operational losses.

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

Commitments and Contractual Obligations

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2015.  All advances shall be paid on or before September 30, 2016 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2015, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

During the year ended September 30, 2015, the Company received $810,000 advances from related parties which the terms were still being negotiated and currently were recorded under other payable. $730,000 was from a related entity to a former director and $80,000 was received from Chee Song Yap. Subsequent to September 30, 2015, the two parties entered into 0% interest notes which are to be repaid by September 30, 2016.

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2016 and this loan has an interest rate of 0% interest per annum. The Company repaid $100,000 of the Loan in the year ended September 30, 2015.

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

Recently Issued Accounting Pronouncements

Refer to the notes to the consolidated financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

Our consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles. As such, management is required to make certain estimates, judgments and assumptions that they believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

September 30, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Smartag International, Inc.

We have audited the accompanying consolidated balance sheet of Smartag International, Inc. (the “Company”) as of September 30, 2015 and 2014 and the related consolidated statement of operations, stockholders’ deficit, and consolidated cash flows for the year ended September 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Smartag International, Inc. as of September 30, 2015 and 2014 and the results of its operations, stockholders’ deficit, and cash flows for the years ended September 30, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities, or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

Walnut, California

February 10, 2016

Smartag International, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014
ASSETS
Current Assets
Cash	$82,376	$72,388
Accounts receivable, net	—	17,037
Total Current Assets	82,376	89,425
Goodwill	260,975	—
TOTAL ASSETS	$343,351	$89,425

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$190,808	$3,607
Other payable, related party	810,000	—
Note payable, related party	200,000	300,000
Secured revolving note payable, related party	192,457	192,457
Total Current Liabilities	1,393,265	496,064

TOTAL LIABILITIES	1,393,265	496,064

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 31,637,151 and 10,637,151 shares issued and outstanding, respectively.	31,637	10,637
Additional Paid-In-Capital	1,713,361	1,228,361
Accumulated Deficit	(2,772,190)	(1,645,637)
Total Smartag International, Inc. Stockholders’ Deficit	(1,027,192)	(406,639)
Non-controlling interest	(22,722)	—
Total Stockholders’ Deficit	(1,049,914)	(406,639)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$343,351	$89,425

The accompanying notes are an integral part of the consolidated financial statements.

Smartag International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

	September 30, 2015	September 30, 2014

REVENUES	$45,795	$62,218
REVENUES – related party	49,971	—
COST OF SALES	39,534	60,468
GROSS PROFIT	56,232	1,750
OPERATING EXPENSES
Selling, general and administrative expenses	1,227,605	107,968
Total operating expenses	1,227,605	107,968
LOSS FROM OPERATIONS	(1,171,373)	(106,218)
Interest income/(expense) and other, net	—	(25,000)
NET INCOME/(LOSS)	$(1,171,373)	$(131,218)
Net loss applicable to non-controlling interest	44,820	—
NET INCOME/(LOSS) APPLICABLE TO SMARTAG INTERNATIONAL, INC.	$(1,126,553)	$(131,218)
NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$(0.09)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	13,053,589	10,637,151

The accompanying notes are an integral part of the consolidated financial statements.

Smartag International, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED SEPTEMBER 30, 2015 AND 2014

			Additional Paid in Capital	Non-Controlling Interest in Subsidiary	Accumulated Deficit	Shareholders' Deficit
	Shares	Amount

Balance as of September 30, 2013	10,637,151	$10,637	$1,228,361	$—	$(1,514,419)	$(275,421)

Net loss	—	—	—	—	(131,218)	(131,218)

Balance as of September 30, 2014	10,637,151	$10,637	$1,228,361	$—	$(1,645,637)	$(406,639)

Purchase of Essentials Beverage Corporation		-	23,000	22,098	—	45,098

Common stock issued for services	21,000,000	21,000	462,000	—	—	483,000
Loss in Minority Interest in Subsidiary				(44,820)	—	(44,820)
Net loss	—	—	—	—	(1,126,553)	(1,126,553)

Balance as of September 30, 2015	31,637,151	$31,637	$1,713,361	$(22,722)	$(2,772,190)	$(1,049,914)

The accompanying notes are an integral part of the consolidated financial statements.

Smartag International, Inc.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED September 30, 2015 and 2014

	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(1,171,373)	$(131,218)
Stock based compensation	483,000	—
Unrealized loss on investment	—	25,000
Changes in current assets and liabilities:
Accounts receivable	17,037	(17,037)
Accounts payable	187,201	3,324
Net cash used in operating activities	(484,135)	(119,931)

Cash flows from investing activities:
Investment in Essentials Beverage Corporation	(215,877)	—
Net cash used by investing activities	(215,877)	—

Cash flows from financing activities:
Advances from related parties	810,000	—
Repayment of note payable - related party	(100,000)	—
Proceeds from note payable – related party	—	100,000
Net cash provided by financing activities	710,000	100,000

Net increase (decrease) in cash	9,988	(19,931)

Cash - beginning of period	72,388	92,319

Cash - end of period	$82,376	$72,388

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Smartag International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    Nature of business

Current Operations and Background

Smartag International, Inc., a Nevada corporation (“Smartag,” “Company,” “we,” “us,” or “our”), was formed as Theca Corporation on March 24, 1999 in Colorado.  The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. On November 29, 2004, we merged with Art4Love, Inc., a Delaware corporation, into Art4Love, Inc. a Nevada corporation.   On February 109, 2009, Art4Love changed its name to Smartag International, Inc.

Since 2013, Smartag has been actively involved in traceability for manufacturing plants and in the food and beverage industry. Smartag realized a key potential growth area – healthy beverage products which it can source the raw materials which are of low calories but at the same time healthy and natural. The US market was overwhelmed with sodas, flavored water and energy drinks, but in recent years, the demand has been changing towards a healthier alternative.

In July 2015, Smartag entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Essential Beverage Corporation, a Nevada corporation, pursuant to which the Company purchased a 51% interest in EBC for a total consideration of $399,709 and one million shares of the Company’s restricted common stock valued at $23,000.

In August 2015, Smartag brought in new management led by Mr. Chee Song Yap to lead its efforts in the beverage business by coupling its traceability technology to give reassurance and recall features. Realizing the key benefits of this rising demand, Smartag under its subsidiary, Essential Beverage Corp. (“EBC”) launched a refreshing line energy and functional beverage, Thrivida, that enhances the health of consumers which at the same time enables it to enter the traceable beverage business.

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis  of Presentation and Principles of Consolidation — The audited consolidated financial statements  have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Smartag International, Inc. and its subsidiary, Essential Beverage Corporation. All significant intercompany transactions and balances were eliminated in consolidation.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $2,772,190 as of September 30, 2015. Our total liabilities exceeded its total assets as of September 30, 2015. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable - Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of September 30, 2015 and September 30, 2014.

Factoring of Receivable -  The Company use a factor for working capital and credit administration purposes. Under the factoring agreement, the factor purchases a portion of the trade accounts receivable and assumes all credit risk with respect to such accounts. The Company includes the amount in accounts receivable. The amounts advanced are included in current liabilities.

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

Goodwill— The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Stock-Based Compensation — The Company records transactions under share based payment arrangements in accordance with the provisions of the FASB ASC Topic 718, “Share Based Payment Arrangements”.  The standard requires recognition of the cost of employee services received in exchange for an award of equity instruments in the consolidated financial statements over the period the employee is required to perform the services in exchange for the award. The standard also requires measurement of the cost of employee services received in exchange for an award. The Company is using the modified prospective method allowed under this standard. Accordingly, upon adoption, prior period amounts have not been restated. Under this application, the Company recorded the cumulative effect of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption and recorded compensation expense for all awards granted after the date of adoption.

The standard provides that income tax effects of share-based payments are recognized in the consolidated financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. The Company does not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

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

Marketable Securities— The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. As of September 30, 2015, the Company had $25,000 in unrealized losses. None of the investments have been hedged in any manner.

Recently Issued Accounting Pronouncements

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – Business Combinations

Stock Purchase Agreement - EBC

During the year ended September 30, 2015, the Company advanced Legendary Liquids LLC, a related party and predecessor of EBC, $96,500 which is being classified as other receivable. The amount due is unsecured and interest free. The purpose of the investment was to partner with beverage company to provide product tracking. During the quarter ended March 31, 2015, the Company entered into a partnership agreement with Essentials Beverage Company (“Essentials”) whereby the Company agreed to contribute Essentials operational funds in exchange for 65% of the revenues generated by Essentials. As of June 30, 2015, the Company had funded Essentials $253,237 and had accounts receivables owed from Essentials amounted to $49,972.

On July 5, 2015, the Company entered into a Purchase Agreement with EBC, pursuant to which the Company purchased a 51% interest in EBC for a total previous consideration due from EBC of $399,709 and one million shares of the Company’s restricted common stock valued at $23,000. At the time of the transaction, the Company deemed the previous consideration of $360,975 as not collectible.  The Company recorded goodwill associated with the transaction of $260,975.

The Company has estimated that the fair value of the assets p at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Assets	$4,958
Intangible assets	—
Goodwill	260,975
fair value of liabilities assumed	(266,835)
Non controlling interest	(22,098)
Purchase price	$23,000

The intangible assets relate to customer lists and will be amortized over three years.

The pro forma information below present statement of operations data as if the acquisition of EBC took place on October 1, 2013.

	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)
REVENUES	$92,282	$62,218
COST OF SALES	148,348	60,468
GROSS PROFIT	(56,066)	1,750
OPERATING EXPENSES
Selling, general and administrative expenses	1,574,696	166,843
Total operating expenses	1,574,696	166,843
LOSS FROM OPERATIONS	(1,630,762)	(165,093)
Interest income/(expense) and other, net	—	(25,000)
NET INCOME/(LOSS)	$(1,630,762)	$(190,093)
Net loss applicable to non-controlling interest	44,820
NET INCOME/(LOSS) APPLICABLE TO SMARTAG INTERNATIONAL, INC.	$(1,585,942)	$(190,093)
NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$(0.12)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	13,053,589	10,637,151

NOTE 4 – Other Payable - Related Party

During the year ended September 30, 2015, the Company received $810,000 advances from related parties which the terms were still being negotiated and currently were recorded under other payable. $730,000 was from a related entity to a former director and $80,000 was received from Chee Song Yap. Subsequent to September 30, 2015, the two parties entered into 0% interest notes which are to be repaid by September 30, 2016.

NOTE 5 – Note Payable – Related Party

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2014.  All advances shall be paid on or before September 30, 2015 and this advance has an interest rate of 0% per annum. As of September 30, 2015, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag. The Secured Note shall be repaid on or before September 30, 2016.

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2016 and this loan has an interest rate of 0% interest per annum. During the three months ended March 31, 2015, the Company repaid $100,000 of the Loan.

NOTE 6 – Income Taxes

We have incurred operating losses of $2,772,190, which, if not utilized, will begin to expire in 2019. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. There are additional limitations due to our change in control. Therefore, we believe we will be unable to utilize these loss carryforwards.

The effective income tax rate for the years ended September 30, 2015 and 2014 consisted of the following:

	September 30,
	2015	2014
Federal statutory income tax rate	34.00%	34.00%
State income taxes	0%	0%
Change in valuation allowance	(34.00)%	(34.00)%
Net effective income tax rate	—	—

Current year added tax asset from net loss for the years ended September 30, 2015 and 2014 are as follows:

	September 30,
	2015	2014
Net operating loss	$1,171,373	$131,218
Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax loss	398,267	44,614
Valuation allowance	(398,267)	(44,614)
	$—	$—

The potential future tax benefits of these losses have not been recognized in these consolidated financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2015. The Company has not filed its tax returns for the years ending September 30, 2012, 2013, 2014, and 2015.

NOTE 7 – Stockholder’s Deficit

As of September 30, 2015, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On July 5, 2015, the Company authorized the issuance of 1,000,000 shares to EBC in partial consideration of 51% of EBC. The Company placed a value of $23,000 for these shares. These shares have not yet been issued.

On August 19, 2015, the Company issued 13,500,000 shares of restricted common stock to its director, Chee Song Yap, and recorded stock compensation expense of $310,500. Additionally, on August 19, 2015, the Company issued 7,500,000 shares of restricted common stock to unrelated parties for services and recorded stock compensation expense of $172,500.

There are currently 31,637,151 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding.

NOTE 8 – Concentration of Credit Risk

We maintain our cash balances in various financial institutions that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of September 30, 2015 and 2014, our deposits did not exceed insured amounts.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash.

NOTE 9 – Concentration of Sales

For the year ended September 30, 2015, our revenues resulted from three customers. The three customers accounted for 52%, 24%, and 24% of our total revenue.

NOTE 10 – Subsequent Events

In November 2015, Smartag signed an agreement with Bobby Tang Siu Ki and Yang Ye Cai, the co-owners and founders of Shenzhen Shen Nan Shun Technology Co. Ltd (“SSNST”), a company based in Shenzhen, China which is involved in e-commerce trading on e-Bay, Amazon and Alipay platforms. Using the expertise of SSNST, Smartag will develop the business of e-Commerce trading, procurement, collection and distribution through a new joint venture company in Hong Kong.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2015, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Director

Name	Age	Office Held

Lock Sen Yow	59	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Chee Song Yap	57	Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Lock Sen Yow

Lock Sen Yow, age 59, was elected as the Company’s director, President, Chief Financial Officer and Secretary, to serve in such capacities until his successors are duly elected and qualified. Mr. Yow holds a Bachelors of Science in Electrical Engineering from Manchester University, a Law Degree from Buckingham University, and a Masters in Finance from RMIT University. His first job was as a petrophysical engineer in Schlumberger Technical Services Inc., whereupon he spent six years in Egypt and Abu Dhabi before being posted to India and the Far East including Philippines, Taiwan, Australia and Indonesia. Amongst his last postings in Schlumberger was as Country Manager of Schlumberger Philippines in 1986. Thereafter, he embarked upon a law degree in the United Kingdom whereupon he was admitted as a Barrister from Gray’s Inn, in 1989. Lock Sen practiced as a legal practitioner in Malaysia and Singapore, whereupon in 1995, he was made partner in Ms. Khattar Wong & Partners, one of the largest legal firms in Singapore. Subsequently, he ventured into fund management and corporate finance with Prime Partners Singapore and was director of corporate finance at BNP Prime Peregrine, then the corporate finance arm of Banque Nationale de Paris in Malaysia. In the meantime, he also obtained a Masters in Finance from RMIT University in Melbourne. In 2000, after relocating back to Malaysia, his took up a position as director and head of research and analysis at the Malaysian Communications and Multimedia Commission (MCMC) whereby his multidisciplinary skills lead him to become the ICT planner for the Framework for Industry Development (FID) 2000-2004 as well as the National Broadband Plan 2004-2009. He remained at MCMC in various positions and oversaw many ICT projects and national strategic master plans including the National RFID Roadmap and the Digital Lifestyle Malaysia Initiative. Currently, he is the Chief Executive Officer of Smartag Solutions Berhad, a publicly listed company on the Bursa Malaysia. He took up this position as of February 108, 2013.

Chee Song Yap

Chee Song Yap, age 57, has more than 10 years of experience in the sales and marketing with Fraser & Neave Sdn. Bhd. The company was the largest beverage bottling, distribution and marketing company in Malaysia. Besides its own house brands, the company holds the Coca Cola and 7Up franchises. Mr. Yap began his career as Sales Manager managing Direct and Pre-selling Route Sales force to ensure regular availability of stocks in all retail stores, stocks rotation, products are well merchandised, brand signages, POS materials are displayed and sales promotions. Other tasks included motivating staff performance, managing labor union, ensuring efficient distribution cost. Mr. Yap pioneered the building of the fountain beverage and vending division and led the company to establish the fountain package to dominate the on premise beverage segment such as food service outlets, employee feed canteens, bars and restaurants. Mr. Yap supported the entry of McDonald’s and the international fast food chain stores growth into the Malaysia market.

For the past 10 years Mr. Yap, has owned and managed Peakvision Sdn Bhd which has three optical retail practice. Mr. Yap is responsible for overall sales growth and profitability. He has pursued a strategy to tap the growing outdoor adventure, sports and travel market for better vision and eyes protection and developed a supplier base for specialty eyewares and lenses and an in-store prescription and dispensing capacity to provide a one-stop optical solution store to protect eyes from injury in sports, extreme outdoor adventure and occupational hazards.

Mr. Yap has a Bachelor of Economics from the University of Malaya, Malaysia and an MBA from Charles Sturt University, Australia.

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

Director Nominations

As of September 30, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the period ended September 30, 2015 and representations that no other reports were required, the Company believes, except for the below, that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year. Mr. Yap has not filed Section 16(a) forms related to 13,500,000 shares received from the Company.

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

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Lock Sen Yow
Chee Song Yap

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 10, 2016, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class Common Stock(1)
SMTrack Bhd.(2) Cyberjaya Head Office 4808-1-26 CBD Perdana 2 Persiaran Perdana, 63000 Cyberjaya Selangor Malaysia	10,000,000	30.64%

Executive Officers and Directors
Lock Sen Yow	10,000,000	30.64%
Chee Song Yap	13,500,000	41.36%
All Officers and Directors as a group (2)	23,500,000	72.00%

(1)	The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, and (B) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of Common Stock outstanding (31,637,151), and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator.
(2)	SMTrack Bhd.’s, CEO, Lock Sen Yow, holds voting and/or investment power over the shares beneficially owned by Smartag Solutions Bhd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended September 30, 2015, the Company received $810,000 advances from related parties which the terms were still being negotiated and currently were recorded under other payable. $730,000 was from a related entity to a former director and $80,000 was received from Chee Song Yap. Subsequent to September 30, 2015, the two parties entered into 0% interest notes which are to be repaid by September 30, 2016.

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2014.  All advances shall be paid on or before September 30, 2016 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of September 30, 2016, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and are secured by substantially all of the assets of Smartag.

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2016 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. During the three months ended March 31, 2015, the Company repaid $100,000 of the Loan.

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

The reports of Weaver on our consolidated financial statements for the fiscal years ended September 30, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to our ability to continue as a going concern. During the fiscal years ended September, 2013 and 2012, and the subsequent period through the date of this report, there were (i) no disagreements with Weaver on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weaver would have caused Weaver to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On December 18, 2013, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal years ended September 30, 2015 and 2014, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's consolidated financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

During the years ended September 30, 2015 and 2014, the Company paid TAAD approximately $19,800 and $0, respectively for auditing services they performed throughout those years.

During the years ended September 30, 2015 and 2014, the Company paid Weaver approximately $1,500 and $9,000, respectively for auditing services they performed throughout those years.

Tax Fees

During the years ended September 30, 2015 and 2014, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the years ended September 30, 2015 and 2014, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

1. Audit services include audit work performed of consolidated financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are reasonably related to the audit or review of our consolidated financial statements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the consolidated financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with products or services not captured in the other categories.

PART IV

ITEM 15                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements of Smartag International, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of September 30, 2015 and 2014.

Statements of Operations for the years ended September 30, 2015 and 2014.

Statements of Stockholders’ Deficit for the years ended September 30, 2015 and 2014.

Statements of Cash Flows for the years ended September 30, 2015 and 2014.

Notes to consolidated financial statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the consolidated financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Company's Form 10 filed on November 16, 2009)
3.2	Bylaws of Smartag International, Inc. (incorporated herein by reference to Exhibit 3.1 of Company's Form 8-K dated September 30, 2015)
10.1	Secured Revolving Promissory Note between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.3 of Company's Form 10 filed on November 16, 2009)
10.2	Security Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.4 of Company's Form 10 filed on November 16, 2009)
10.3	Licensing and Technology Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated September 19, 2013 (incorporated herein by reference to Exhibit 10.4 of Company's Form 8-K filed on September 23, 2013)

10.4	Loan Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated September 19, 2013 (incorporated herein by reference to Exhibit 10.5 of Company's Form 8-K filed on September 23, 2013)
10.5	Securities Purchase Agreement dated July 5, 2015, by and among Smartag International, Inc. and Essential Beverage Corp. (incorporated herein by reference to Exhibit 2.1 of Company's Form 8-K filed on July 31, 2015)
10.6	Joint Venture Agreement between Smartag International, Inc., Bobby Tang Siu Ki and Yang Ye Cai dated November 2, 2015.
31	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2015.
32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

February 10, 2016	SMARTAG INTERNATIONAL, INC.

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

Signature	Title	Date

/ s/ Lock Sen Yow Lock Sen Yow	Chairman of the Board, CEO, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	February 10, 2016

/ s/ Chee Song Yap Chee Song Yap	Director	February 10, 2016