Form 10-Q
period 2015-12-31
Smartag International, Inc.
filed 2016-02-19
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2015

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2016
Common Stock, $.001 par value	31,637,151

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2015	September 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$21,114	$82,376
Inventory, net	11,284	—
Total Current Assets	32,398	82,376
Goodwill	260,975	260,975
TOTAL ASSETS	$293,373	$343,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$163,940	$190,808
Other payable, related party	891,439	810,000
Note payable, related party	150,000	200,000
Secured revolving note payable, related party	192,457	192,457
Total Current Liabilities	1,397,836	1,393,265

TOTAL LIABILITIES	1,397,836	1,393,265

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 31,637,151 shares issued and outstanding, respectively.	31,637	31,637
Additional Paid-In-Capital	1,713,361	1,713,361
Accumulated Deficit	(2,805,069)	(2,772,190)
Total Smartag International, Inc. Stockholders’ Deficit	(1,060,071)	(1,027,192)
Non-controlling interest	(44,392)	(22,722)
Total Stockholders’ Deficit	(1,104,463)	(1,049,914)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$293,373	$343,351

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2015	2014

REVENUES	$16,046	$—
COST OF SALES	6,992	—
GROSS PROFIT	9,054	—
OPERATING EXPENSES
Selling, general and administrative expenses	63,603	23,127
Total operating expenses	63,603	23,127
LOSS FROM OPERATIONS	(54,549)	(23,127)
Interest income/(expense) and other, net	—	—
NET LOSS	$(54,549)	$(23,127)
Net loss applicable to non-controlling interest	(21,670)	—
NET INCOME/(LOSS) APPLICABLE TO SMARTAG INTERNATIONAL, INC.	$(32,879)	$(23,127)
NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	31,637,151	10,637,151

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(54,549)	$(23,127)
Changes in operating assets and liabilities:
Other receivable	—	(95,000)
Inventory	(11,284)	(34,800)
Accounts payable	(26,868)	7,725
Other Payable	—	450,000
Net cash used in operating activities	(92,701)	304,798

Cash flows from investing activities:
Advances from related parties	81,439	—
Repayment of note payable – related party	(50,000)	—
Net cash used in investing activities	31,439	—

Net increase (decrease) in cash	(61,262)	304,798

Cash - beginning balance	82,376	72,388

Cash - ending balance	$21,114	$377,186

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis of Presentation and Principles of Consolidation  — The unaudited consolidated condensed interim financial statements have been prepared have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Smartag International, Inc. and its subsidiary, Essential Beverage Corporation. All significant intercompany transactions and balances were eliminated in consolidation.. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2015 included in our Annual Report on Form 10-K. The results of the three month periods ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year ending September 30, 2016.  All significant intercompany transactions and balances were eliminated in consolidation.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $2,805,069 as of December 31, 2015. Our total liabilities exceeded its total assets as of December 31, 2015. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Accounts Receivable - Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of December 31, 2015 and September 30, 2015.

Inventory - Inventory is valued at the lower of cost or market. Cost is determined using standard costs, which approximates the first-in, first-out method.

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

Marketable Securities— The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. As of December 31, 2015 and September 30, 2015, the Company had $25,000 in unrealized losses. None of the investments have been hedged in any manner.

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

During the quarter ended December 31, 2015, the Company received $81,439 advances from related parties which was a temporary advance and expected to be repaid as soon as practical.

NOTE 5 – Note Payable – Related Party

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2014.  All advances shall be paid on or before September 30, 2016 and this advance has an interest rate of 0% per annum. As of December 31, 2015, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag. The Secured Note shall be repaid on or before September 30, 2016.

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2016 and this loan has an interest rate of 0% interest per annum. During the three months ended March 31, 2015, the Company repaid $100,000 of the Loan. During the three months ended December 31, 2015, the Company repaid $50,000 of the Loan.

NOTE 6 – Stockholder’s Deficit

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2015 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2015 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

Smartag International, Inc. specializes in traceability and mobile payments. We provide food traceability, RFID solutions, near field communications, track and trace services and micro payment services.

Amongst the list of accomplishments of the Smartag Group of companies include:

  Smartag provides innovative solutions and services to various industries in the private and government sectors through Internet and Mobility applications technologies to deliver our products and services to homes and businesses. It has mainly concentrated in recent years to be a front-runner in offering cross-border traceability solutions and in the process has ventured into the distribution of beverage business in the United States as well as e-Commerce on eBay, Amazon and Alibaba platforms.
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

In November 2015, Smartag signed an agreement with Bobby Tang Siu Ki and Yang Ye Cai, the co-owners and founders of Shenzhen Shen Nan Shun Technology Co. Ltd (“SSNST”), a company based in Shenzhen, China which is involved in e-commerce trading on e-Bay, Amazon and Alipay platforms. SSNST has been in the business of e-Commerce for the past 5 years and have consistently been one of the top suppliers of a range of products including electronic items and toys on eBay and Amazon. As a result of this agreement, Smartag will establish a minority owned Hong Kong venture to develop an e-Commerce trading, procurement, collection and distribution platform. When the joint venture is completed, the joint venture will be able to offer additional products such as LED lighting, outdoor sports equipment, beauty products and cosmetics, vehicles accessories and bicycles. The agreement with SSNST shall enable Smartag to enter into the e-Commerce business which eventually shall combine the usage of its own track & trace solutions to increase efficiency of the supply chain for online purchases whilst at the same time enable SSNST to further increase its range of products including Smartag’s beverages under the Thrivida brand in China.

.

Results of Operations

Comparison of the three months ended December 31, 2015 and 2014

Revenues

For the three months ended December 31, 2015 and 2014, the Company recorded revenue of $16,046 and $0 of respectively. The increase was due to our acquisition of Essentials.

Cost of Sales

Cost of sales was $6,992 and $0 for the three months ended December 31, 2015 and 2014. The increase in cost of sales was due cost associated with the above revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $63,603 and $23,127 for the three months ended December 31, 2015 and 2014, respectively. The increase of $40,476 was due primarily to our acquisition of Essentials.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014
Operating Activities	$(92,701)	$304,798
Investing Activities	—	—
Financing Activities	31,439	—
Net Effect on Cash	$(61,262)	$304,798

In the three months ending December 31, 2015, the Company incurred a net loss of $54,549, an increase in inventory of $11,284 and a decrease in accounts payable of $26,868.  For the three months ended December 31, 2014, the Company incurred a net loss of $23,127, an decrease in other receivable of $95,000 and an increase in inventory of $34,800 which was offset by an increase in accounts payable of $7,725 and an increase in other payables of $450,000.

In the three months ending December 31, 2015, the Company repaid $50,000 of its note payable from a related party and received advances of $81,439 from related parties.

Going Concern Uncertainties

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2015, and our unaudited financial statements for the quarter ended December 31, 2015 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

Commitments and Contractual Obligations

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2015.  All advances shall be paid on or before September 30, 2015 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of December 31, 2015, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2015 and this loan has an interest rate of 0% interest per annum. , but however subject to SSB fulfilling the condition to transfer the traceability technology to complete the North American operations including the Electronic Product Code Information System (EPCIS). The Company repaid $50,000 of the Loan in the three months ended December 31, 2015 but further repayment shall be on condition towards completion of the technology traceability transfer and the EPCIS.

During the year ended September 30, 2015, the Company received $810,000 advances from related parties which the terms were still being negotiated and currently were recorded under other payable. $730,000 was from a related entity to a former director and $80,000 was received from Chee Song Yap. The two parties entered into 0% interest notes which are to be repaid by September 30, 2016.

During the quarter ended December 31, 2015, the Company received $81,439 advances from related parties which was a temporary advance and expected to be repaid as soon as practical.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report on Form 10-K for the period ending September 30, 2015 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.

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

Date: February 19, 2016

/ s/ Lock Sen Yow

Lock Sen Yow

Title: Chief Executive Officer, President and Chief Financial Officer