Form 10-Q
period 2016-03-31
Smartag International, Inc.
filed 2016-05-16
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2016

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2016
Common Stock, $.001 par value	31,637,151

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2016	September 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$28,647	$82,376
Due from EBC	245,065	—
Due from related party	50,000	—
Assets of discontinued operations	—	260,975
Total Current Assets	323,712	343,351

TOTAL ASSETS	$323,712	$343,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$2,778	$3,607
Other payable, related party	927,939	810,000
Note payable, related party	150,000	200,000
Secured revolving note payable, related party	192,457	192,457
Current liabilities of discontinued operations	—	187,201
Total Current Liabilities	1,273,174	1,393,265

TOTAL LIABILITIES	1,273,174	1,393,265

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 31,637,151 shares issued and outstanding, respectively.	31,637	31,637
Additional Paid-In-Capital	1,903,072	1,713,361
Accumulated Deficit	(2,884,171)	(2,772,190)
Total Smartag International, Inc. Stockholders’ Deficit	(949,462)	(1,027,192)
Non-controlling interest of discontinued operations	—	(22,722)
Total Stockholders’ Deficit	(949,462)	(1,049,914)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$323,712	$343,351

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
REVENUES	$—	$13,857	$—	$13,857
REVENUES - RELATED PARTY	3,500	—	3,500	—
COST OF SALES	—	—	—	—
GROSS PROFIT	3,500	13,857	3,500	13,857
OPERATING EXPENSES:
General and administrative expenses	32,078	87,405	42,403	110,532
LOSS FROM OPERATIONS	(28,578)	(73,548)	(38,903)	(96,675)
Loss from discontinued operations	(28,854)	—	(73,078)	—

NET LOSS	$(57,432)	$(73,548)	$(111,981)	$(96,675)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	31,637,151	10,637,151	31,637,151	10,637,151

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(111,981)	$(96,675)

Changes in operating assets and liabilities:
Other receivable	—	(96,500)
Accounts receivable	—	(13,858)
Inventory	(9,835)	(34,800)
Accounts payable	434	2,750
Other payable - related party	92,939	730,000
Net cash from provided by (used) in operating activities	(28,443)	490,917

Cash flows from investing activities:
Long term investment	—	(253,237)
Disposition of EBC	(286)	—
Net cash used in investing activities	(286)	(253,237)

Cash flows from financing activities:
Advances – related party	25,000	—
Repayment of note payable	(50,000)	(100,000)
Net cash provided by (used in) investing activities	(25,000)	(100,000)

Net increase (decrease) in cash	(53,729)	137,680

Cash - beginning balance	82,376	72,388

Cash - ending balance	$28,647	$210,068

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

In July 2015, Smartag entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Essential Beverage Corporation (“EBC”), a Nevada corporation, pursuant to which the Company purchased a 51% interest in EBC for a total consideration of $399,709 and one million shares of the Company’s restricted common stock valued at $23,000. On March 31, 2016, the Company disposed of its interest in EBC to Lock Sen Yow, the Company’s chairman and director, for $50,000.

In November 2015, Smartag signed an agreement with Bobby Tang Siu Ki and Yang Ye Cai, the co-owners and founders of Shenzhen Shen Nan Shun Technology Co. Ltd (“SSNST”), a company based in Shenzhen, China which is involved in e-commerce trading on e-Bay, Amazon and Alipay platforms. Using the expertise of SSNST, Smartag will develop the business of e-Commerce trading, procurement, collection and distribution through a new joint venture company in Hong Kong called HongKong Vander Trade Limited (“Vander”) . On January 1, 2016, the Company entered into a revenue sharing agreement with Vander. The Company charged 5% commission on all sales and services generated by Vander’s Ecommerce platform. Mr. Ki and Mr. Cai has significant ownership in Vander. On January 29, 2016, Mr. Ki and Mr. Cai purchased 10,000,000 common shares directly from Smartag Solutions Bhd, the former parent company of Smartag. Therefore, the commission is classified as related party revenue in statement of operations. Management has concluded that these entities should not be consolidated under ASC 810 Consolidations because the Company is not the primary beneficiary of Vander and SSNST.

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis of Presentation and Principles of Consolidation  — The unaudited consolidated condensed interim financial statements have been prepared have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Smartag International, Inc. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2015 included in our Annual Report on Form 10-K. The results of the three and six month periods ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending September 30, 2016.  All significant intercompany transactions and balances were eliminated in consolidation.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $2,884,171 as of March 31, 2016. Our total liabilities exceeded its total assets as of March 31, 2016. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Accounts Receivable - Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of March 31, 2016 and September 30, 2015.

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

Marketable Securities— The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. As of March 31, 2016 and September 30, 2015, the Company had $25,000 in unrealized losses. None of the investments have been hedged in any manner.

Recently Issued Accounting Pronouncements

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – Discontinued Operations and Business Combinations

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

The Company has estimated that the fair value of the assets at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Assets	$4,958
Intangible assets	—
Goodwill	260,975
fair value of liabilities assumed	(266,835)
Non-controlling interest	(22,098)
Purchase price	$23,000

Due to the continued cash needs of EBC, the Company sold its 51% controlling interest to Lock Sen Yow, the Company’s chairman and director, a related party for $50,000. Based on the requirements of ASC 810 Consolidation, the Company will no longer present assets and liabilities retained as of the date of deconsolidation. To accomplish this, the results of EBC’s operations are reported in discontinued operations in accordance with ASC 205 Presentation of Financial Statements. The gain on disposal of EBC’s interest of $153,903 is treated as a capital transaction in statement of stockholders’ equity as it was a related party transaction.

Summarized operating results for the discontinuation of operations is as follows:

Fair value of consideration	$50,000
Carrying value of non-controlling interest	(58,530)
(8,530)
Less: carrying value of former subsidiary's net assets	(162,433)
Gain on disposal of EBC's interest	$153,903
Loss from discontinued operation from October 1, 2015 to March 31, 2016	$(73,078)

The Company analyzed the carrying value of EBC’s net assets on the deconsolidation date, determined amount is $(423,409) including the following,

Cash	$286
Inventory	9,834
Goodwill	260,975
Accounts payable and accrued liabilities	(48,631)
Accrued liability	(105,000)
Accrued liability – related party	(34,833)
Due to Smartag	(245,065)
Carrying value of former subsidiary's net assets	$(162,434)

The Company anticipates that it will have no involvement with the management of EBC and that EBC will not be a related party going forward after the deconsolidation. The Company expects the $245,065 to be paid back and recorded it as a receivable as of March 31, 2016.

Major line items constituting net loss of the discontinued operations of EBC are as follows for the periods from October 1, 2015 through March 31, 2016 (deconsolidation):

Revenues	$23,606
Cost of sales	10,027
Gross profit	13,579
Selling , general and administrative expenses	86,657
Loss from discontinued operation from October 1, 2015 to March 31, 2016	$(73,078)

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

During the six months ended March 31, 2016, the Company received $92,939 advances from SSNST, a related party, which was a temporary advance and expected to be repaid as soon as practical. Additionally, the Company received $25,000 from Lock Sen Yow.

NOTE 5 – Note Payable – Related Party

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2014.  All advances shall be paid on or before September 30, 2016 and this advance has an interest rate of 0% per annum. As of March 31, 2016, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag. The Secured Note shall be repaid on or before September 30, 2016.

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2016 and this loan has an interest rate of 0% interest per annum. During the three months ended March 31, 2015, the Company repaid $100,000 of the Loan. During the six months ended March 31, 2016, the Company repaid $50,000 of the Loan.

NOTE 6 – Stockholder’s Deficit

As of September 30, 2015, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On July 5, 2015, the Company authorized the issuance of 1,000,000 shares to EBC in partial consideration of 51% of EBC. The Company placed a value of $23,000 for these shares. The Company is discussing with EBC shareholders on how to disperse these shares. These shares have not yet been issued.

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

In November 2015, Smartag signed an agreement with Bobby Tang Siu Ki and Yang Ye Cai, the co-owners and founders of Shenzhen Shen Nan Shun Technology Co. Ltd (“SSNST”), a company based in Shenzhen, China which is involved in e-commerce trading on e-Bay, Amazon and Alipay platforms. SSNST has been in the business of e-Commerce for the past 5 years and have consistently been one of the top suppliers of a range of products including electronic items and toys on eBay and Amazon. As a result of this agreement, Smartag will be able to use its inherent technology and logistics presence in the United States to offer additional products such as LED lighting, outdoor sports equipment, beauty products and cosmetics, vehicles accessories and bicycles on the well establisgehd e-Commerce platforms. The agreement with HongKong Vander Trade Limited, also controlled by Bobby Tang Siu Ki and Yang Ye Cai, shall enable Smartag to enter into the e-Commerce business which eventually shall combine the usage of its own track & trace solutions to increase efficiency of the supply chain for online purchases whilst at the same time enable SSNST to further increase its range of products .

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

Revenues

For the three months ended March 31, 2016 and 2015, the Company recorded revenue of $3,500 and $13,857 of respectively. The decrease was due to our disposal of our beverage business.

Cost of Sales

Cost of sales was $0 for the three months ended March 31, 2016 and 2015, respectively. The lack of cost of sales was due performance being handled by a third party.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32,078 and $87,405 for the three months ended March 31, 2016 and 2015, respectively. The decrease of $55,327 was due primarily to the reduction of professional fees and travel.

Loss from Discontinued Operations

Loss from discontinued operations related to EBC were $28,854 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Comparison of the six months ended March 31, 2016 and 2015

Revenues

For the six months ended March 31, 2016 and 2015, the Company recorded revenue of $3,500 and $13,857 of respectively. The decrease was due to the disposal of our beverage business.

Cost of Sales

Cost of sales was $0 for the six months ended March 31, 2016 and 2015, respectively. The lack of cost of sales was due to performance being handled by a third party.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $42,403 and $110,532 for the six months ended March 31, 2016 and 2015, respectively. The decrease of $68,128 was due primarily to the payment of professional fees and travel.

Loss from Discontinued Operations

Loss from discontinued operations related to EBC were $73,078 and $0 for the six months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2016 and 2015:

	Six Months Ended December 31,
	2016	2015
Operating Activities	$(28,443)	$490,917
Investing Activities	(286)	(257,237)
Financing Activities	(25,000)	(100,000)
Net Effect on Cash	$(53,729)	$137,680

In the six months ending March 31, 2016, the Company incurred a net loss of $111,981, an increase in accrued liabilities of $92,939, increase in inventory of $9,835 and a decrease in accounts payable of $434.  In the six months ending March 31, 2015, the Company incurred a net loss of $96,675, an increase in inventory of $34,800, accounts receivable of $13,858 and an increase of other receivable amounting $96,500. This was offset by an increase in accounts related party payable of $2,750 and other payable of $730,000.

In the six months ending March 31, 2016, the Company repaid $50,000 of its note payable to Smartag Solutions Bhd.,a related party, and received advances of $117,939 from SSNT and Lock Sen Yow, related parties.

Going Concern Uncertainties

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2015, and our unaudited financial statements for the quarter ended March 31, 2016 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

Commitments and Contractual Obligations

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2015.  All advances shall be paid on or before September 30, 2016 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of March 31, 2016, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On May 16, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2016 and this loan has an interest rate of 0% interest per annum. , but however subject to SSB fulfilling the condition to transfer the traceability technology to complete the North American operations including the Electronic Product Code Information System (EPCIS). The Company repaid $50,000 of the Loan in the three months ended March 31, 2016 but further repayment shall be on condition towards completion of the technology traceability transfer and the EPCIS.

During the year ended September 30, 2015, the Company received $810,000 advances from related parties which the terms were still being negotiated and currently were recorded under other payable. $730,000 was from a related entity to a former director and $80,000 was received from Chee Song Yap. The two parties entered into 0% interest notes which are to be repaid by September 30, 2016.

During the six months ended March 31, 2016, the Company received $117,939 advances from SSNT and Lock Sen Yow, related parties, which was a temporary advance and expected to be repaid as soon as practical.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 16, 2016

/ s/ Lock Sen Yow

Lock Sen Yow

Title: Chief Executive Officer, President and Chief Financial Officer