Form 10-Q
period 2016-06-30
Smartag International, Inc.
filed 2016-08-15
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2016

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 15, 2016
Common Stock, $.001 par value	31,637,151

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2016	September 30, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$82,806	$82,376
Due from EBC	245,065	—
Assets of discontinued operations	—	260,975
Total Current Assets	327,871	343,351

TOTAL ASSETS	$327,871	$343,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,678	$3,607
Other payable, related party	909,928	810,000
Note payable, related party	150,000	200,000
Secured revolving note payable, related party	192,457	192,457
Current liabilities of discontinued operations	—	187,201
Total Current Liabilities	1,254,063	1,393,265

TOTAL LIABILITIES	1,254,063	1,393,265

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 31,637,151 shares issued and outstanding, respectively.	31,637	31,637
Additional Paid-In-Capital	1,903,072	1,713,361
Accumulated Deficit	(2,860,901)	(2,772,190)
Total Smartag International, Inc. Stockholders’ Deficit	(926,192)	(1,027,192)
Non-controlling interest of discontinued operations	—	(22,722)
Total Stockholders’ Deficit	(926,192)	(1,049,914)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$327,871	$343,351

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
REVENUES	$—	$36,115	$—	$49,972
REVENUES - RELATED PARTY	55,900	—	59,400	—
COST OF SALES	—	—	—	—
GROSS PROFIT	55,900	36,115	59,400	49,972
OPERATING EXPENSES:
General and administrative expenses	32,631	50,473	75,033	161,005
INCOME/ (LOSS) FROM OPERATIONS	23,269	(14,358)	(15,633)	(111,033)
Loss from discontinued operations	—	—	(73,078)	—

NET INCOME / (LOSS)	$23,269	$(14,358)	$(88,711)	$(111,033)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	31,637,151	10,637,151	31,637,151	10,637,151

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(88,711)	$(111,033)

Changes in operating assets and liabilities:
Other receivable	—	(96,500)
Accounts receivable	—	(32,935)
Inventory	(9,835)	(34,800)
Accounts payable	(666)	—
Other payable - related party	74,928	730,000
Net cash from provided by (used) in operating activities	(24,284)	454,732

Cash flows from investing activities:
Long term investment	—	(253,237)
Disposition of EBC	49,714	—
Net cash used in investing activities	49,714	(253,237)

Cash flows from financing activities:
Advances – related party	25,000	—
Repayment of note payable	(50,000)	(100,000)
Net cash provided by (used in) investing activities	(25,000)	(100,000)

Net increase (decrease) in cash	430	101,494

Cash - beginning balance	82,376	72,388

Cash - ending balance	$82,806	$173,882

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION

Current Operations and Background

Smartag International, Inc., a Nevada corporation (“Smartag,” “Company,” “we,” “us,” or “our”), was formed as Theca Corporation on March 24, 1999 in Colorado.  The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. On November 29, 2004, we merged with Art4Love, Inc., a Delaware corporation, into Art4Love, Inc. a Nevada corporation.   On February 10, 2009, Art4Love changed its name to Smartag International, Inc.

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

In November 2015, Smartag signed an agreement with Bobby Tang Siu Ki and Yang Ye Cai, the co-owners and founders of Shenzhen Shen Nan Shun Technology Co. Ltd (“SSNST”), a company based in Shenzhen, China which is involved in e-commerce trading on e-Bay, Amazon and Alipay platforms. Using the expertise of SSNST, Smartag will develop the business of e-Commerce trading, procurement, collection and distribution through a new joint venture company in Hong Kong called HongKong Vander Trade Limited (“Vander”). On January 1, 2016, the Company entered into a revenue sharing agreement with Vander. The Company charged 5% commission on all sales and services generated by Vander’s Ecommerce platform. Mr. Ki and Mr. Cai has significant ownership in Vander. On January 29, 2016, Mr. Ki and Mr. Cai purchased 10,000,000 common shares directly from Smartag Solutions Bhd, the former parent company of Smartag. Therefore, the commission is classified as related party revenue in statement of operations. Management has concluded that these entities should not be consolidated under ASC 810 Consolidations because the Company is not the primary beneficiary of Vander and SSNST.

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis of Presentation and Principles of Consolidation  — The unaudited consolidated condensed interim financial statements have been prepared have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Smartag International, Inc. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2015 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending September 30, 2016.  All significant intercompany transactions and balances were eliminated in consolidation.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $2,860,901 as of June 30, 2016. Our total liabilities exceeded its total assets as of June 30, 2016. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Accounts Receivable - Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of June 30, 2016 and September 30, 2015.

Inventory - Inventory is valued at the lower of cost or market. Cost is determined using standard costs, which approximates the first-in, first-out method.

Revenue Recognition - The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement.  The Company currently receives its revenue from commissions on selling products for Vander, a related party.

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

Marketable Securities— The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. As of June 30, 2016 and September 30, 2015, the Company had $25,000 in unrealized losses. None of the investments have been hedged in any manner.

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

During the nine months ended June 30, 2016, the Company received $74,928 advances from SSNST, a related party, which was a temporary advance and expected to be repaid as soon as practical. Additionally, the Company received $25,000 from Lock Sen Yow.

NOTE 5 – Note Payable – Related Party

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2014.  All advances shall be paid on or before September 30, 2016 and this advance has an interest rate of 0% per annum. As of June 30, 2016, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag. The Secured Note shall be repaid on or before September 30, 2016.

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On August 15, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2016 and this loan has an interest rate of 0% interest per annum. During the nine months ended June 30, 2015, the Company repaid $100,000 of the Loan. During the nine months ended June 30, 2016, the Company repaid $50,000 of the Loan. As of June 30, 2016, there is $150,000 outstanding.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

Revenues

For the three months ended June 30, 2016 and 2015, the Company recorded revenue of $55,900 and $36,115 of respectively. The increase was due to the increase in our online sales that was offset by our disposal of our beverage business.

Cost of Sales

Cost of sales was $0 for the three months ended June 30, 2016 and 2015, respectively. The lack of cost of sales was due performance being handled by a third party.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $32,631 and $50,473 for the three months ended June 30, 2016 and 2015, respectively. The decrease of $17,842 was due primarily to the disposal of our beverage business.

Comparison of the nine months ended June 30, 2016 and 2015

Revenues

For the nine months ended June 30, 2016 and 2015, the Company recorded revenue of $59,400 and $49,972 of respectively. The increase was due to the increase in our online sales that was offset by our disposal of our beverage business.

Cost of Sales

Cost of sales was $0 for the nine months ended June 30, 2016 and 2015, respectively. The lack of cost of sales was due to performance being handled by a third party.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $75,034 and $161,005 for the nine months ended June 30, 2016 and 2015, respectively. The decrease of $85,971 was due primarily to the disposal of our beverage business.

Loss from Discontinued Operations

Loss from discontinued operations related to EBC were $73,078 and $0 for the nine months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2016 and 2015:

	Nine Months Ended December 31,
	2016	2015
Operating Activities	$(24,284)	$454,732
Investing Activities	49,714	(253,237)
Financing Activities	(25,000)	(100,000)
Net Effect on Cash	$430	$101,494

In the nine months ending June 30, 2016, the Company incurred a net loss of $88,711, an increase in other payable – related party of $74,928, increase in inventory of $9,835 and a decrease in accounts payable of $666.  In the nine months ending June 30, 2015, the Company incurred a net loss of $111,033, an increase in inventory of $34,800, accounts receivable of $32,935 and an increase of other receivable amounting $96,500. This was offset by an increase in other payable – related party of $730,000.

In the nine months ending June 30, 2016, the Company received $49,714 from the disposition of EBC.

In the nine months ending June 30, 2016, the Company repaid $50,000 of its note payable to Smartag Solutions Bhd., a related party, and received advances of $25,000 Lock Sen Yow, related parties. In the nine months ending June 30, 2015, the Company repaid $100,000 of its note payable to Smartag Solutions Bhd., a related party.

Going Concern Uncertainties

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2015, and our unaudited financial statements for the quarter ended June 30, 2016 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

Commitments and Contractual Obligations

On March 17, 2009, we entered into a Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd., agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2015.  All advances shall be paid on or before September 30, 2016 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of zero percent (0%) per annum, compounded annually. As of June 30, 2016, Smartag Solutions Bhd advanced us $192,457.  The Secured Note ranks senior to all current and future indebtedness of Smartag and is secured by substantially all of the assets of Smartag.

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On August 15, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2016 and this loan has an interest rate of 0% interest per annum. , but however subject to SSB fulfilling the condition to transfer the traceability technology to complete the North American operations including the Electronic Product Code Information System (EPCIS). The Company repaid $50,000 of the Loan in the nine months ended June 30, 2016 but further repayment shall be on condition towards completion of the technology traceability transfer and the EPCIS. As of June 30, 2016, $150,000 was outstanding.

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

Revenue Recognition -

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement. .  The Company currently receives its revenue from commissions on selling products for Vander, a related party.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

ITEM 6.	Exhibits
	31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document
	101.SCH	XBRL Schema Document
	101.CAL	XBRL Calculation Linkbase Document
	101.DEF	XBRL Definition Linkbase Document*
	101.LAB	XBRL Label Linkbase Document
	101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTAG INTERNATIONAL, INC.

Date: August 15, 2016

/ s/ Lock Sen Yow

Lock Sen Yow

Title: Chief Executive Officer, President and Chief Financial Officer