Form 10-K
period 2016-09-30
Smartag International, Inc.
filed 2017-01-17
CIK 1469207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2016
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

(702) 589-2176

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes [ ]      No   [x]

As of March 31, 2016 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $6,274.

As of January 16, 2017, there were 31,637,151 shares of common stock outstanding.

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

PART I

ITEM 1 DESCRIPTION OF BUSINESS

History and Background

Smartag International, Inc., a Nevada corporation (“Smartag,” “Company,” “we,” “us,” or “our”), was formed as Theca Corporation on March 24, 1999 in Colorado.   On November 29, 2004, we merged with Art4Love, Inc., a Delaware corporation, into Art4Love, Inc. a Nevada corporation.  Art4love, Inc. attempted to sell and lease art to companies and individuals from artists’ collections worldwide.  On February 10, 2009, Art4Love changed its name to Smartag International, Inc.

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

In November 2015, Smartag signed an agreement with Bobby Tang Siu Ki and Yang Ye Cai, the co-owners and founders of Shenzhen Shen Nan Shun Technology Co. Ltd (“SSNST”), a company based in Shenzhen, China which is involved in e-commerce trading on e-Bay, Amazon and Alipay platforms. Using the expertise of SSNST, Smartag would develop the business of e-Commerce trading, procurement, collection and distribution through a new joint venture company in Hong Kong called HongKong Vander Trade Limited (“Vander”).

On January 1, 2016, the Company entered into a revenue sharing agreement with Vander as a collection and processing agent. The Company charged 5% commission on all sales generated by Vander’s Ecommerce platform. Mr. Ki and Mr. Cai has significant ownership in Vander.

On January 29, 2016, Mr. Ki and Mr. Cai purchased 10,000,000 common shares directly from Smartag Solutions Bhd, the former parent company of Smartag. Therefore, the 5% commission is classified as related party revenue in statement of operations. Management has concluded that these entities should not be consolidated under ASC 810 Consolidations because the Company is not the primary beneficiary of Vander and SSNST.

Overview

The Company plans to focus on leveraging existing established players in the e-Commerce business overseas to bring their expertise to North America and add value with traceability to increase the overall efficiency and reduce logistics costs.

Our mission is to build up a supply chain with Smartag’s track and trace solutions via the established supplier networks in China and other South-East Asian counties. We aspire to be one day the truly global track and trace engine whereby anyone can pay a fee to not only search products which are traceable and buy them at the best (but not necessary lowest) price. Our difference will be that all items found can be traced to the source of origin. However, in the process we also will need to increase our scale by participating in the trade as a trader and not just as a value-added IT solutions provider.

Regulation

Government regulation impacts key aspects of our business. In particular, we are subject to laws and regulations that affect the ecommerce industry in many countries where we operate.

We are subject to laws and regulations affecting our domestic and international operations in a number of areas, including consumer protection, data privacy requirements, intellectual property ownership and infringement, prohibited items and stolen goods, resale of event tickets, tax, anti-competition, export requirements, anti-corruption, labor, advertising, digital content, real estate, billing, ecommerce, promotions, quality of services, telecommunications, mobile communications and media, environmental, and health and safety regulations, as well as laws and regulations intended to combat money laundering and the financing of terrorist activities.

Compliance with these laws, regulations, and similar requirements may be onerous and expensive, and variances and inconsistencies from jurisdiction to jurisdiction may further increase the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products or services in one or more regions, or cause us to change or limit our business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.

It is not always clear how laws and regulations governing matters relevant to our business, such as property ownership, copyrights, trademarks, and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, and obscenity apply to our businesses. Many of these laws were adopted prior to the advent of the Internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Many of these laws, including some of those that do reference the Internet are subject to interpretation by the courts on an ongoing basis and the resulting uncertainty in the scope and application of these laws and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations of those laws and regulations.

As our activities, the products and services we offer, and our geographical scope continue to expand, regulatory agencies or courts may claim or hold that we or our users are subject to additional requirements (including licensure) or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions. Financial and political events have increased the level of regulatory scrutiny on large companies, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses. Our success and increased visibility have driven some existing businesses that perceive us to be a threat to their businesses to raise concerns about our business models to policymakers and regulators. These businesses and their trade association groups employ significant resources in their efforts to shape the legal and regulatory regimes in countries where we have significant operations. They may employ these resources in an effort to change the legal and regulatory regimes in ways intended to reduce the effectiveness of our businesses and the ability of users to use our products and services. These established businesses have raised concerns relating to pricing, parallel imports, professional seller obligations, selective distribution networks, stolen goods, copyrights, trademarks and other intellectual property rights and the liability of the provider of an Internet marketplace for the conduct of its users related to those and other issues. Any changes to the legal or regulatory regimes in a manner that would increase our liability for third-party listings could negatively impact our business.

Numerous U.S. states and foreign jurisdictions, including the State of California, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions have attempted to impose such regulations upon us or our users, and others may attempt to do so in the future. Attempted enforcement of these laws against some of our users appears to be increasing and we could be required to change the way we or our users do business in ways that increase costs or reduce revenues, such as forcing us to prohibit listings of certain items or restrict certain listing formats in some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

Principal Executive Offices

Our principal executive offices are currently located at 3651 Lindell Road Ste D269, Las Vegas, NV 89103. Our telephone number is +1-(702) 589-2176. We believe our facilities are inadequate to meet our current and near-term needs for the next twelve months and we intend to lease premises within the state of California or Nevada within this period.

Insurance

We do not currently maintain property, business interruption and casualty insurance. We intend to obtain such insurance in accordance with customary industry practices.

Employees

As of September 30, 2016, we had 2 full-time and 1 part-time consultants. Since inception, we have never had a work stoppage, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

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

We have a history of incurring losses from operations. As of September 30, 2016, we had an accumulated deficit of approximately $3,141,295.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs in the near term. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with the launching of our business.

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

Our audited financial statements for the year ended September 30, 2016 indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of products and working capital requirements.

Substantial and increasingly intense competition worldwide in ecommerce may harm our business.

The businesses and markets in which we operate are intensely competitive. We currently and potentially compete with a wide variety of online and offline companies providing goods and services to consumers and merchants. The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods and services. We compete in two-sided markets, and must attract both buyers and sellers to use our platforms. Consumers who purchase or sell goods and services through us have more and more alternatives, and merchants have more channels to reach consumers. We expect competition to continue to intensify. Online and offline businesses increasingly are competing with each other and our competitors include a number of online and offline retailers with significant resources, large user communities and well-established brands. Moreover, the barriers to entry into these channels can be low, and businesses easily can launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with any of a number of successful ecommerce companies. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among sellers, which could reduce activity on our platform and harm our profitability.

We face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased, due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. Also, certain platform businesses, such as Alibaba, Apple, Google and Facebook, many of whom are larger than us or have greater capitalization, have a dominant and secure position in other industries or certain significant markets, and offer other goods and services to consumers and merchants that we do not offer. If we are unable to change our products, offerings and services in ways that reflect the changing demands of ecommerce and mobile commerce marketplaces, particularly the higher growth of sales of fixed-price items and higher expected service levels (some of which depend on services provided by sellers on our platforms), or compete effectively with and adapt to changes in larger platform businesses, our business will suffer.

Competitors with other revenue sources may also be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Other competitors may offer or continue to offer faster and/or free shipping, delivery on Sunday, same-day delivery, favorable return policies or other transaction-related services which improve the user experience on their sites and which could be impractical or inefficient for our sellers to match. Competitors may be able to innovate faster and more efficiently, and new technologies may increase the competitive pressures by enabling competitors to offer more efficient or lower-cost services.

Some of our competitors control other products and services that are important to our success, including credit card interchange, Internet search, and mobile operating systems. Such competitors could manipulate pricing, availability, terms or operation of service related to their products and services in a manner that impacts our competitive offerings. For example, Google, which operates a shopping platform service, has from time to time made changes to its search algorithms that reduced the amount of search traffic directed to us from searches on Google. If we are unable to use or adapt to operational changes in such services, we may face higher costs for such services, face integration or technological barriers or lose customers, which could cause our business to suffer.

Consumers who might use our sites to buy goods have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels, such as offline and online home shopping networks. In the United States, these include Amazon.com (which recently opened an experimental brick-and-mortar store in New York City and continues to expand into new geographies and lines of business), Google, Wal-Mart, Target, Sears, Macy’s, JC Penney, Costco, Office Depot, Staples, OfficeMax, Sam’s Club, Rakuten, Yahoo! Shopping, MSN, QVC and Home Shopping Network, among others. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products offered on our site.

Consumers also can turn to many companies that offer a variety of services that provide other channels for buyers to find and buy items from sellers of all sizes, including social media, online aggregation and classifieds platforms, such as craigslist, Oodle.com and a number of international websites operated by Schibsted ASA or Naspers Limited. Consumers also can turn to shopping-comparison sites, such as Google Shopping. In certain markets, our fixed-price listing and traditional auction-style listing formats increasingly are being challenged by other formats, such as classifieds.

Consumers and merchants who might use our sites to sell goods also have many alternatives, including general ecommerce sites, such as Amazon and Alibaba, and more specialized sites, such as Etsy. Our international sites also compete for sellers with general and specialized ecommerce sites. Sellers may also choose to sell their goods through other channels, such as classifieds platforms. Consumers and merchants also can create and sell through their own sites, and may choose to purchase online advertising instead of using our services. In some countries, there are online sites that have larger customer bases and greater brand recognition, as well as competitors that may have a better understanding of local culture and commerce. We increasingly may compete with local competitors in developing countries that have unique advantages, such as a greater ability to operate under local regulatory authorities.

Global and regional economic conditions could harm our business.

Our operations and performance depend significantly on global and regional economic conditions. Adverse economic conditions and events (including volatility or distress in the equity and/or debt or credit markets) have in the past negatively impacted regional and global financial markets and will likely continue to do so from time to time in the future. These events and conditions could have a negative and adverse impact on companies and customers with which we do business or cause us to write down our assets or investments. In addition, financial turmoil affecting the banking system or financial markets could cause additional consolidation of the financial services industry, or significant financial service institution failures, new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. Adverse impacts to the companies and customers with which we do business, the banking system, or financial markets could have a material adverse effect on our business, including a reduction in the volume and prices of transactions on our commerce platforms.

Any factors that reduce cross-border trade or make such trade more difficult could harm our business.

Cross-border trade is an important source of products. Cross-border trade also represents our primary (or in some cases, only) presence in certain important markets, such as China, and various other countries. In addition, our cross-border trade is also subject to, and may be impacted by, foreign exchange rate fluctuations.

The interpretation and application of specific national or regional laws, such as those related to intellectual property rights of authentic products, selective distribution networks, and sellers in other countries listing items on the Internet, and the potential interpretation and application of laws of multiple jurisdictions (e.g., the jurisdiction of the buyer, the seller, and/or the location of the item being sold) are often extremely complicated in the context of cross-border trade. The interpretation and/or application of such laws could impose restrictions on, or increase the costs of, purchasing, selling, shipping, or returning goods across national borders.

The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Customs and duty procedures and reviews, including duty-free thresholds in various key markets, the interaction of national postal systems, and security related governmental processes at international borders, may increase costs, discourage cross-border purchases, delay transit and create shipping uncertainties. Any factors that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical would lower our revenues and profits and could harm our business.

Laws and regulations could harm our business.

It is not always clear how laws and regulations governing matters relevant to our business, such as property ownership, copyrights, trademarks, and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, and obscenity apply to our businesses. Many of these laws were adopted prior to the advent of the Internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Many of these laws, including some of those that do reference the Internet are subject to interpretation by the courts on an ongoing basis and the resulting uncertainty in the scope and application of these laws and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations of those laws and regulations.

As our activities, the products and services we offer, and our geographical scope continue to expand, regulatory agencies or courts may claim or hold that we or our users are subject to additional requirements (including licensure) or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions. Financial and political events have increased the level of regulatory scrutiny on large companies, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses. Our success and increased visibility have driven some existing businesses that perceive us to be a threat to their businesses to raise concerns about our business models to policymakers and regulators. These businesses and their trade association groups employ significant resources in their efforts to shape the legal and regulatory regimes in countries where we have significant operations. They may employ these resources in an effort to change the legal and regulatory regimes in ways intended to reduce the effectiveness of our businesses and the ability of users to use our products and services. These established businesses have raised concerns relating to pricing, parallel imports, professional seller obligations, selective distribution networks, stolen goods, copyrights, trademarks and other intellectual property rights and the liability of the provider of an Internet marketplace for the conduct of its users related to those and other issues. Any changes to the legal or regulatory regimes in a manner that would increase our liability for third-party listings could negatively impact our business.

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

Quarter Ended	High	Low

December 31, 2014	$0.02	$0.02
March 31, 2015	0.02	0.02
June 30, 2015	0.02	0.02
September 30, 2015	$1.00	$0.02
December 31, 2015	0.75	0.02
March 31, 2016	0.75	0.0006
June 30, 2016	0.002	0.002
September 30, 2016	$0.02	$0.002

The closing price of our common stock as reported on the OTC Markets on January 16, 2017, was $0.02.

(b) Holders

As of January 16, 2017, there were approximately 49 holders of record of our common stock.

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

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2016 and 2015. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

Smartag International, Inc. plans to focus on leveraging existing established players in the e-Commerce business overseas to bring their expertise to North America and add value with traceability to increase the overall efficiency and reduce logistics costs. Our tracking supply chain and logistics system are in currently in place. Our next focus is to increase the volume of e-Commerce transactions.

In November 2015, Smartag signed an agreement with Bobby Tang Siu Ki and Yang Ye Cai, the co-owners and founders of Shenzhen Shen Nan Shun Technology Co. Ltd (“SSNST”), a company based in Shenzhen, China which is involved in e-commerce trading on e-Bay, Amazon and Alipay platforms. SSNST has been in the business of e-Commerce for the past 5 years and have consistently been one of the top suppliers of a range of products including electronic items and toys on eBay and Amazon. As a result of this agreement, Smartag will be able to use its inherent technology and logistics presence in the United States to offer additional products such as LED lighting, outdoor sports equipment, beauty products and cosmetics, vehicles accessories and bicycles on the well establish e-Commerce platforms. The agreement with HongKong Vander Trade Limited, also controlled by Bobby Tang Siu Ki and Yang Ye Cai, shall enable Smartag to enter into the e-Commerce business which eventually shall combine the usage of its own track & trace solutions to increase efficiency of the supply chain for online purchases whilst at the same time enable SSNST to further increase its range of products.

Results of Operations

Comparison of the fiscal year ended September 30, 2016 to the fiscal year ended September 30, 2015

Revenues

For the years ended September 30, 2016 and 2015, the Company recorded revenue of $69,400 and $95,766, respectively. The decrease was due to the commencement of operations in selling beverage bottles in 2015 offset by the increase in our collection and processing agent services related to Vander’s sales in 2016. The sales were reported as net revenue which was 5% of the total revenue of payments processed.

Cost of Sales

Cost of sales was $0 and $39,534 for the years ended September 30, 2016 and 2015, respectively. Cost of Sales in 2016 was zero as we accounted for revenue on a net basis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $327,867 and $1,227,605 for the years ended September 30, 2016 and 2015, respectively. The decrease of $899,738 was due primarily to an decrease in stock based compensation of $483,000, consulting fees of $154,345, and expenses in starting beverage operations of $399,709 in 2015, offset by the bad debt expense of $245,065 in 2016.

Interest income/(expense) and other, net

We recorded other expense of $73,078 for the year ended September 30, 2016. $73,078 was related to the sale of EBC. We recorded other expense of $46,650 for the year ended September 30, 2015.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2016 and 2015:

	Years Ended September 30,
	2016	2015
Operating Activities	$(82,559)	$(484,135)
Investing Activities	49,714	(215,877)
Financing Activities	5,000	710,000
Net Effect on Cash	$(27,845)	$9,988

In the current year ending September 30, 2016, the Company incurred net loss of $(369,105), a gain on disposition of EBC of $49,714, offset by a reduction in debt of 50,000 and received proceeds from related parties of $55,000 to cover its operational losses.

In the current year ending September 30, 2015, the Company incurred a net loss of $1,171,373 offset by stock compensation of $483,000, an increase in accounts payable of $187,201 and received proceeds from related parties of $810,000 to cover its operational losses.

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

Commitments and Contractual Obligations

During the year ended September 30, 2015, the Company received $810,000 advances from related parties. $730,000 was from a related entity to a former director and $80,000 was received from Chee Song Yap, a Director of the Company. The two parties entered into 0% interest notes which are to be repaid by September 30, 2017.

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

Revenue Recognition -

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement.  The Company currently receives its revenue as a collections and processing agent for Vander, a related party. The Company evaluates the Emerging Issue Task Force (EITF) number 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent,” which sets forth a number of guidelines for the correct treatment of revenue. We currently treat revenue on a net basis. This may change in the future if circumstances change.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Smartag International, Inc.

September 30, 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Smartag International, Inc.

We have audited the accompanying balance sheets of Smartag International, Inc. (the “Company”) as of September 30, 2016 and 2015 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smartag International, Inc. as of September 30, 2016 and 2015 and the results of its operations, stockholders’ deficit, and cash flows for the years ended September 30, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD, LLP

Walnut, California

January 17, 2017

Smartag International, Inc.

BALANCE SHEETS

	September 30, 2016	September 30, 2015
ASSETS
Current Assets
Cash	$54,531	$82,376
Receivable from related party	3,900	—
Total Current Assets	58,431	82,376

Goodwill	—	260,975
TOTAL ASSETS	$58,431	$343,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$—	$190,808
Other payable, related party	—	810,000
Note payable, related party	1,035,000	200,000
Secured revolving note payable, related party	192,457	192,457
Total Current Liabilities	1,227,457	1,393,265

TOTAL LIABILITIES	1,227,457	1,393,265

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 31,637,151 and 31,637,151 shares issued and outstanding, respectively.	31,637	31,637
Additional Paid-In-Capital	1,940,632	1,713,361
Accumulated Deficit	(3,141,295)	(2,772,190)
Total Smartag International, Inc. Stockholders’ Deficit	(1,169,026)	(1,027,192)
Non-controlling interest	—	(22,722)
Total Stockholders’ Deficit	(1,169,026)	(1,049,914)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$58,431	$343,351

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	September 30, 2016	September 30, 2015

REVENUES – related party	69,400	49,971
COST OF SALES	—	—
GROSS PROFIT	69,400	49,971
OPERATING EXPENSES
Selling, general and administrative expenses	327,867	1,174,694
Total operating expenses	327,867	1,174,694
LOSS FROM OPERATIONS	(258,467)	(1,124,723)
Interest expense	(37,560)	—
Loss from discontinued operations	(73,078)	(46,650)
NET LOSS	$(369,105)	$(1,171,373)
Net loss applicable to non-controlling interest	—	44,820
NET LOSS APPLICABLE TO SMARTAG INTERNATIONAL, INC.	$(369,105)	$(1,126,553)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.01)	$(0.09)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	31,637,151	13,053,589

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED SEPTEMBER 30, 2016 AND 2015

			Additional Paid in Capital	Non-Controlling Interest in Subsidiary	Accumulated Deficit	Shareholders' Deficit
	Shares	Amount

Balance as of September 30, 2014	10,637,151	$10,637	$1,228,361	$—	$(1,645,637)	$(406,639)

Purchase of Essentials Beverage Corp.	1,000,000	—	23,000	22,098	—	45,098

Common stock issued for services	21,000,000	21,000	462,000	—	—	483,000
Loss in Minority Interest in Subsidiary	—	—	—	(44,820)	—	(44,820)
Net loss	—	—	—	—	(1,126,553)	(1,126,553)

Balance as of September 30, 2015	31,637,151	$31,637	$1,713,361	$(22,722)	$(2,772,190)	$(1,049,914)

Sale of Essentials Beverage Corp.	—	—	189,711	22,722	—	212,433

Imputed interest expense on related party debt	—	—	37,560	—	—	37,560

Net loss					(369,105)	(369,105)

Balance as of September 30, 2016	31,637,151	$31,637	$1,940,632	$—	$(3,141,295)	$(1,169,026)

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income (loss)	$(369,105)	$(1,171,373)
Stock based compensation	—	483,000
Imputed interest expense	37,560	—
Changes in current assets and liabilities:
Accounts receivable	—	17,037
Impairment on receivable – related party	245,065	—
Accounts payable and accrued liabilities	3,921	187,201
Net cash provided by (used in) operating activities	(82,559)	(484,135)

Cash flows from investing activities:
Disposition of EBC	49,714	—
Investment in EBC	—	(215,877)
Net cash provided by (used in) investing activities	49,714	(215,877)

Cash flows from financing activities:
Advances from related parties	55,000	810,000
Repayment of note payable - related party	(50,000)	(100,000)
Proceeds from note payable – related party	—	—
Net cash provided by (used in) financing activities	5,000	710,000

Net increase (decrease) in cash	(27,845)	9,988

Cash - beginning of period	82,376	72,388

Cash - end of period	$54,531	$82,376

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

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

On January 1, 2016, the Company entered into a revenue sharing agreement with Vander. The Company charged 5% commission as a collection and processing agent for some of Vander’s Ecommerce platform sales. Mr. Ki and Mr. Cai has a 30.64% ownership in the Company.

On January 29, 2016, Mr. Ki and Mr. Cai purchased 10,000,000 common shares directly from Smartag Solutions Bhd, the former parent company of Smartag which equals 31.6% of ownership of the Company. Therefore, the commission is classified as related party revenue in statement of operations. Management has concluded that these entities should not be consolidated under ASC 810 Consolidations because the Company is not the primary beneficiary of Vander and SSNST.

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis  of Presentation and Principles of Consolidation — The financial statements  have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Smartag International, Inc.

Going Concern - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $3,141,295 as of September 30, 2016. Our total liabilities exceeded its total assets as of September 30, 2016. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Revenue Recognition - The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement.  The Company currently receives its revenue from commissions on selling products for Vander, a related party. The Company evaluates the Emerging Issue Task Force (EITF) number 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent,” which sets forth a number of guidelines for the correct treatment of revenue. We currently treat the related party revenue on a net basis.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. We are continuing to evaluate our method of adoption and the impact this ASU, and related amendments and interpretations, will have on our consolidated financial statements.

In July 2015, the FASB issued an ASU modifying the accounting for inventory. Under this ASU, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is applicable to inventory that is accounted for under the first-in, first-out method and is effective for reporting periods after December 15, 2016, with early adoption permitted. We do not expect adoption to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended December 31, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of ASU No. 2014-15 on its consolidated financial statements.

In November 2015, the FASB issued an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. We are currently evaluating the method of adoption and expect this ASU will have an impact on our consolidated balance.

In January 2016, the FASB issued a new standard to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). The new standard will be effective for us beginning July 1, 2018. The application of the amendments will result in a cumulative-effect adjustment to our consolidated balance sheets as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new standard will be effective for us beginning July 1, 2019, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Due to the continued cash needs of EBC, the Company sold its 51% controlling interest to Lock Sen Yow, the Company’s chairman and director, a related party for $50,000. The Company received payment on April 8, 2016. Based on the requirements of ASC 810 Consolidation, the Company will no longer present assets and liabilities retained as of the date of deconsolidation. To accomplish this, the results of EBC’s operations are reported in discontinued operations in accordance with ASC 205 Presentation of Financial Statements. The gain on disposal of EBC’s interest of $189,711 is treated as a capital transaction in statement of stockholders’ equity as it was a related party transaction.

Summarized operating results for the discontinuation of operations is as follows:

Fair value of consideration	$50,000
Carrying value of non-controlling interest	(22,722)
(27,278)
Less: carrying value of former subsidiary's net assets	(162,433)
Gain on disposal of EBC's interest	$189,711
Loss from discontinued operation from October 1, 2015 to March 31, 2016	$(73,078)

The Company analyzed the carrying value of EBC’s net assets on the deconsolidation date, determined amount is $(423,409) including the following,

Cash	$286
Inventory	9,834
Goodwill	260,975
Accounts payable and accrued liabilities	(48,631)
Accrued liability	(105,000)
Accrued liability – related party	(34,833)
Due to Smartag	(245,065)
Carrying value of former subsidiary's net assets	$(162,433)

The Company anticipates that it will have no involvement with the management of EBC and that EBC will not be a related party going forward after the deconsolidation. The Company does not expect the $245,065 to be paid back and recorded an allowance against the receivable as of September 30, 2016.

Major line items constituting net loss of the discontinued operations of EBC are as follows for the periods from October 1, 2015 through March 31, 2016 (deconsolidation):

Revenues	$23,606
Cost of sales	10,027
Gross profit	13,579
Selling , general and administrative expenses	86,657
Loss from discontinued operation from October 1, 2015 to March 31, 2016	$(73,078)

NOTE 4 –Related Party

During the year ended September 30, 2015, the Company received $810,000 advances from related. $730,000 was from a related entity to a former director and $80,000 was received from Chee Song Yap, the Director of the Company. The two parties entered into 0% interest notes which are to be repaid by September 30, 2017.

During the year ended September 30, 2016, the Company is $3,900 owed from SSNST, a related party, which was a temporary overpayment and expected to be repaid as soon as practical. Additionally, the Company received $75,000 from Lock Sen Yow under a 0% interest notes which are to be repaid by September 30, 2017.

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2014.  All advances shall be paid on or before September 30, 2017 and this advance has an interest rate of 0% per annum. On August 19, 2016, Smartag Solutions Bhd transferred the balance of the Secured Note to Lock Sen Yow as severance employment package from Smartag Solutions Bhd.. As of September 30, 2016, the balance was $192,457.

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On August 15, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2017 and this loan has an interest rate of 0% interest per annum. During the nine months ended June 30, 2015, the Company repaid $100,000 of the Loan. During the year ended September 30, 2016, the Company repaid $50,000 of the Loan. On August 19, 2016, Smartag Solutions Bhd transferred the balance of the Loan to Lock Sen Yow.

We recorded imputed interest of $37,560 for the year ended September 30, 2016 from all the aforementioned related party debt.

NOTE 5 – Income Taxes

We have incurred operating losses of $3,141,295, which, if not utilized, will begin to expire in 2019. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. There are additional limitations due to our change in control. Therefore, we believe we will be unable to utilize these loss carryforwards.

The effective income tax rate for the years ended September 30, 2016 and 2015 consisted of the following:

	September 30,
	2016	2015
Federal statutory income tax rate	34.00%	34.00%
State income taxes	0%	0%
Change in valuation allowance	(34.00)%	(34.00)%
Net effective income tax rate	—	—

Current year added tax asset from net loss for the years ended September 30, 2016 and 2015 are as follows:

	September 30,
	2016	2015
Net operating loss	$(2,658,295)	$(2,289,190)
Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax (income) loss	(903,820)	(778,325)
Valuation allowance	903,820	778,325
	$—	$—

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2016.

NOTE 6 – Stockholder’s Deficit

As of September 30, 2016, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2016, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2016, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Director

Name	Age	Office Held

Lock Sen Yow	60	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Chee Song Yap	58	Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Lock Sen Yow

Lock Sen Yow, age 60, was elected as the Company’s director, President, Chief Financial Officer and Secretary, to serve in such capacities until his successors are duly elected and qualified. Mr. Yow holds a Bachelors of Science in Electrical Engineering from Manchester University, a Law Degree from Buckingham University, and a Masters in Finance from RMIT University. His first job was as a petrophysical engineer in Schlumberger Technical Services Inc., whereupon he spent six years in Egypt and Abu Dhabi before being posted to India and the Far East including Philippines, Taiwan, Australia and Indonesia. Amongst his last postings in Schlumberger was as Country Manager of Schlumberger Philippines in 1986. Thereafter, he embarked upon a law degree in the United Kingdom whereupon he was admitted as a Barrister from Gray’s Inn, in 1989. Lock Sen practiced as a legal practitioner in Malaysia and Singapore, whereupon in 1995, he was made partner in Ms. Khattar Wong & Partners, one of the largest legal firms in Singapore. Subsequently, he ventured into fund management and corporate finance with Prime Partners Singapore and was director of corporate finance at BNP Prime Peregrine, then the corporate finance arm of Banque Nationale de Paris in Malaysia. In the meantime, he also obtained a Masters in Finance from RMIT University in Melbourne. In 2000, after relocating back to Malaysia, his took up a position as director and head of research and analysis at the Malaysian Communications and Multimedia Commission (MCMC) whereby his multidisciplinary skills lead him to become the ICT planner for the Framework for Industry Development (FID) 2000-2004 as well as the National Broadband Plan 2004-2009. He remained at MCMC in various positions and oversaw many ICT projects and national strategic master plans including the National RFID Roadmap and the Digital Lifestyle Malaysia Initiative. Currently, he is the Chief Executive Officer of Smartag Solutions Berhad, a publicly listed company on the Bursa Malaysia. He took up this position as of February 108, 2013.

Chee Song Yap

Chee Song Yap, age 58, has more than 10 years of experience in the sales and marketing with Fraser & Neave Sdn. Bhd. The company was the largest beverage bottling, distribution and marketing company in Malaysia. Besides its own house brands, the company holds the Coca Cola and 7Up franchises. Mr. Yap began his career as Sales Manager managing Direct and Pre-selling Route Sales force to ensure regular availability of stocks in all retail stores, stocks rotation, products are well merchandised, brand signages, POS materials are displayed and sales promotions. Other tasks included motivating staff performance, managing labor union, ensuring efficient distribution cost. Mr. Yap pioneered the building of the fountain beverage and vending division and led the company to establish the fountain package to dominate the on premise beverage segment such as food service outlets, employee feed canteens, bars and restaurants. Mr. Yap supported the entry of McDonald’s and the international fast food chain stores growth into the Malaysia market.

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

Director Nominations

As of September 30, 2016, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the period ended September 30, 2016 and representations that no other reports were required, the Company believes, except for the below, that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year. Mr. Yap has not filed Section 16(a) forms related to 13,500,000 shares received from the Company. SSNST has not filed Section 16(a) forms related to 10,000,000 shares it has purchased.

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

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Lock Sen Yow
Chee Song Yap

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 16, 2017, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class Common Stock(1)
Shenzhen Shen Nan Shun Technology Co. Ltd	10,000,000	30.64%

Executive Officers and Directors
Chee Song Yap	13,500,000	41.36%
All Officers and Directors as a group (1)	13,500,000	41.36%

(1)	The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, and (B) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of Common Stock outstanding (31,637,151), and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended September 30, 2015, the Company received $810,000 advances from related parties which the terms were still being negotiated and currently were recorded under other payable. $730,000 was from a related entity to a former director and $80,000 was received from Chee Song Yap. The two parties entered into 0% interest notes which are to be repaid by September 30, 2017.

During the year ended September 30, 2016, the Company is $3,900 owed from SSNST, a related party, which was a temporary overpayment and expected to be repaid as soon as practical. Additionally, the Company received $75,000 from Lock Sen Yow under a 0% interest notes which are to be repaid by September 30, 2017.

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2014.  All advances shall be paid on or before September 30, 2017 and this advance has an interest rate of 0% per annum. On August 19, 2016, Smartag Solutions Bhd transferred the balance of the Secured Note to Lock Sen Yow as severance employment package from Smartag Solutions Bhd.. As of September 30, 2016, the balance was $192,457.

Loan Agreement

On September 19, 2013, we entered into a Loan Agreement (“Loan Agreement”) with SSB. Under the terms of the agreement, SSB loaned the Company $200,000 (“Loan”). On August 15, 2014, the SSB increased the Loan to $300,000. The Loan shall be repaid on or before September 30, 2017 and this loan has an interest rate of 0% interest per annum. During the nine months ended June 30, 2015, the Company repaid $100,000 of the Loan. During the year ended September 30, 2016, the Company repaid $50,000 of the Loan. On August 19, 2016, Smartag Solutions Bhd transferred the balance of the Loan to Lock Sen Yow.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On December 18, 2013, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal years ended September 30, 2016 and 2015, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

During the years ended September 30, 2016 and 2015, the Company paid TAAD approximately $24,500 and $19,800, respectively for auditing services they performed throughout those years.

Tax Fees

During the years ended September 30, 2016 and 2015, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the years ended September 30, 2016 and 2015, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of September 30, 2016 and 2015.

Statements of Operations for the years ended September 30, 2016 and 2015.

Statements of Stockholders’ Deficit for the years ended September 30, 2016 and 2015.

Statements of Cash Flows for the years ended September 30, 2016 and 2015.

Notes to financial statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Company's Form 10 filed on November 16, 2009)
3.2	Bylaws of Smartag International, Inc. (incorporated herein by reference to Exhibit 3.1 of Company's Form 8-K dated September 30, 2016)
10.1	Secured Revolving Promissory Note between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.3 of Company's Form 10 filed on November 16, 2009)
10.2	Security Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.4 of Company's Form 10 filed on November 16, 2009)
10.3	Licensing and Technology Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated September 19, 2013 (incorporated herein by reference to Exhibit 10.4 of Company's Form 8-K filed on September 23, 2013)
10.4	Loan Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated September 19, 2013 (incorporated herein by reference to Exhibit 10.5 of Company's Form 8-K filed on September 23, 2013)
10.5	Securities Purchase Agreement dated July 5, 2015, by and among Smartag International, Inc. and Essential Beverage Corp. (incorporated herein by reference to Exhibit 2.1 of Company's Form 8-K filed on July 31, 2015)
10.6	Joint Venture Agreement between Smartag International, Inc., Bobby Tang Siu Ki and Yang Ye Cai dated November 2, 2015.
31	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2016.
32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

January 16, 2017	SMARTAG INTERNATIONAL, INC.

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

Signature	Title	Date

/ s/ Lock Sen Yow Lock Sen Yow	Chairman of the Board, CEO, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	January 16, 2017

/ s/ Chee Song Yap Chee Song Yap	Director	January 16, 2017