Form 10-Q
period 2016-12-31
Smartag International, Inc.
filed 2017-02-21
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2016

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

Registrant’s phone number, including area code (702) 589-2176

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2017
Common Stock, $.001 par value	31,637,151

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$40,255	$54,531
Receivable from related party	6,211	3,900
Total Current Assets	46,466	58,431

TOTAL ASSETS	$46,466	$58,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$200	$—
Note payable, related party	1,035,000	1,035,000
Secured revolving note payable, related party	192,457	192,457
Total Current Liabilities	1,227,657	1,227,457

TOTAL LIABILITIES	1,227,657	1,227,457

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 31,637,151 shares issued and outstanding, respectively.	31,637	31,637
Additional Paid-In-Capital	1,948,395	1,940,632
Accumulated Deficit	(3,161,223)	(3,141,295)
Stockholders’ Deficit	(1,181,191)	(1,169,026)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$46,466	$58,431

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2016	2015

REVENUES – related party	$1,694	$—
COST OF SALES	—	—
GROSS PROFIT	1,694	—
OPERATING EXPENSES
Selling, general and administrative expenses	13,859	10,325
Total operating expenses	13,859	10,325
LOSS FROM OPERATIONS	(12,165)	(10,325)
Loss from discontinued operations	—	(44,224)
Interest income/(expense) and other, net	(7,763)	—
NET LOSS	$(19,928)	$(54,549)
NET INCOME/(LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	31,637,151	31,637,151

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(19,928)	$(54,549)
Imputed interest expense	7,763
Changes in operating assets and liabilities:
Other receivable	(2,311)	—
Inventory	—	(11,284)
Accounts payable	200	(26,868)
Net cash used in operating activities	(14,276)	(92,701)

Cash flows from investing activities:
Advances from related parties	—	81,439
Repayment of note payable – related party	—	(50,000)
Net cash used in investing activities	—	31,439

Net increase (decrease) in cash	(14,276)	(61,262)

Cash - beginning balance	54,531	82,376

Cash - ending balance	$40,255	$21,114

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis of Presentation and Principles of Consolidation  — The unaudited consolidated condensed interim financial statements have been prepared have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Smartag International, Inc. and its subsidiary, Essential Beverage Corporation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2016 included in our Annual Report on Form 10-K. The results of the three month periods ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year ending September 30, 2017.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $3,161,223 as of December 31, 2016. Our total liabilities exceeded its total assets as of December 31, 2016. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Accounts Receivable - Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of December 31, 2016 and September 30, 2016.

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

Marketable Securities— The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. As of December 31, 2016 and September 30, 2016, the Company had $25,000 in unrealized losses. None of the investments have been hedged in any manner.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB deferred the effective date of the revenue recognition guidance to reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. We have adopted guidance and believe it has not had a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended December 31, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. We have adopted guidance and believe it has not had a material impact on the Company’s financial statements.

In November 2015, the FASB issued an ASU amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The ASU may be adopted either prospectively or retrospectively. We have adopted guidance and believe it has not had a material impact on the Company’s financial statements.

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

NOTE 3 –Related Party

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

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2014.  All advances shall be paid on or before September 30, 2017 and this advance has an interest rate of 0% per annum. On August 19, 2016, Smartag Solutions Bhd transferred the balance of the Secured Note to Lock Sen Yow as severance employment package from Smartag Solutions Bhd. As of December 31, 2016, the balance was $192,457.

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

The total amount owed as of December 31, 2106 and September 30, 2016, was $1,227,457. We recorded imputed interest of $37,560 for the year ended September 30, 2016 from all the aforementioned related party debt. During the quarter ended December 31, 2016, we recorded imputed interest of $7,763 from all the aforementioned related party debt.

NOTE 4 – Stockholder’s Deficit

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2016 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2016 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Results of Operations

Comparison of the three months ended December 31, 2016 and 2015

Revenues

For the three months ended December 31, 2016 and 2015, the Company recorded revenue of $1,694 and $0 of respectively.

Cost of Sales

Cost of sales was $0 for the three months ended December 31, 2016 and 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13,859 and $10,325 for the three months ended December 31, 2016 and 2015, respectively. The increase of $3,534 was due primarily to professional fees.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016	2015
Operating Activities	$(14,276)	$(92,701)
Investing Activities	—	—
Financing Activities	—	31,439
Net Effect on Cash	$(14,276)	$(61,262)

In the three months ending December 31, 2016, the Company incurred a net loss of $19,928, an increase in deposits of $2,311 and a increase in accounts payable of $200.

In the three months ending December 31, 2015, the Company incurred a net loss of $54,549, an increase in inventory of $11,284 and a decrease in accounts payable of $26,868.

In the three months ending December 31, 2015, the Company repaid $50,000 of its note payable from a related party and received advances of $81,439 from related parties.

Going Concern Uncertainties

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2016, and our unaudited financial statements for the quarter ended December 31, 2016 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report on Form 10-K for the period ending September 30, 2016 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.

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

Date: February 17, 2017

/ s/ Lock Sen Yow

Lock Sen Yow

Title: Chief Executive Officer, President and Chief Financial Officer