Form 10-Q
period 2017-06-30
Smartag International, Inc.
filed 2017-08-14
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2017

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2017
Common Stock, $.001 par value	93,010,001

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$33,271	$54,531
Receivable from related party	67,145	3,900
Total Current Assets	100,416	58,431

TOTAL ASSETS	$100,416	$58,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities – related parties	$200	$—
Note payable, related party	—	1,035,000
Secured revolving note payable, related party	—	192,457
Total Current Liabilities	200	1,227,457

TOTAL LIABILITIES	200	1,227,457

STOCKHOLDERS' EQUITY / (DEFICIT):
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 93,010,001 and 31,637,151 shares issued and outstanding, respectively.	93,010	31,637
Additional Paid-In-Capital	3,122,752	1,940,632
Accumulated Deficit	(3,115,546)	(3,141,295)
Stockholders’ Equity / (Deficit)	100,216	(1,169,026)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$100,416	$58,431

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
REVENUES - RELATED PARTY	42,661	55,900	100,580	59,400
COST OF SALES	—	—	—	—
GROSS PROFIT	42,661	55,900	100,580	59,400
OPERATING EXPENSES:
General and administrative expenses	11,506	32,631	74,831	75,033
INCOME/ (LOSS) FROM OPERATIONS	31,155	23,269	25,749	(15,633)
Loss from discontinued operations	—	—	—	73,078
NET INCOME / (LOSS)	$31,155	$23,269	$25,749	$(88,711)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$0.00	$0.00	$0.00	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	93,010,001	31,637,151	53,893,239	31,637,151

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income / (loss)	$25,749	$(88,711)
Imputed interest expense	16,036
Changes in operating assets and liabilities:
Receivable – related party	(63,245)	—
Accounts receivable	—	—
Inventory	—	(9,835)
Accounts payable – related party	200	(666)
Other payable - related party	—	74,928
Net cash from provided by (used) in operating activities	(21,260)	(24,284)

Cash flows from investing activities:
Disposition of EBC	—	49,714
Net cash used in investing activities	—	49,714

Cash flows from financing activities:
Advances – related party	—	25,000
Repayment of note payable	—	(50,000)
Net cash provided by (used in) investing activities	—	(25,000)

Net increase (decrease) in cash	(21,260)	430

Cash - beginning balance	54,531	82,376

Cash - ending balance	$33,271	$82,806

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Shares issued for note payable – related party	$1,035,000	$—
Shares issued for secured note payable – related party	$192,457	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis of Presentation and Principles of Consolidation — The unaudited consolidated condensed interim financial statements have been prepared have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Smartag International, Inc. and its subsidiary, Essential Beverage Corporation. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2016 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending September 30, 2017.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $3,115,546 as of June 30, 2017. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents — The Company considers investments with original maturities of 90 days or less to be cash equivalents. As of June 30, 2017 and September 30, 2016, we have no cash equivalents.

Accounts Receivable - Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of June 30, 2017 and September 30, 2016.

Revenue Recognition - The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement.  The Company currently receives its revenue from 5% commissions on payment processing for Vander, a related party. The Company evaluates the Emerging Issue Task Force (EITF) number 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent,” which sets forth a number of guidelines for the correct treatment of revenue. We currently treat the related party revenue on a net basis.

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

Marketable Securities— The Company classifies its marketable equity securities as available-for-sale and carries them at fair market value, with the unrealized gains and losses included in the determination of comprehensive income and reported in stockholders’ equity. Losses that the Company believes are other-than-temporary are realized in the period that the determination is made. As of June 30, 2017 and September 30, 2016, the Company had $25,000 in unrealized losses. None of the investments have been hedged in any manner.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended June 30, 2016, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. We have adopted guidance and believe it has not had a material impact on the Company’s financial statements.

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

As of June 30, 2017 and September 30, 2016, the Company has $67,145 and $3,900 owed from SSNST, a related party, which was a temporary overpayment and expected to be repaid as soon as practical.

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2014.  All advances shall be paid on or before September 30, 2017 and this advance has an interest rate of 0% per annum. On August 19, 2016, Smartag Solutions Bhd transferred the balance of the Secured Note to Lock Sen Yow as severance employment package from Smartag Solutions Bhd. As of June 30, 2017, the balance was $0. On March 23, 2017, the Company issued 9,622,850 shares of common stock in exchange for the cancelation of this note.

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

The total amount owed as of June 30, 2017 was $0. We recorded imputed interest of $37,560 for the year ended September 30, 2016 from all the aforementioned related party debt. During the nine months ended June 30, 2017, we recorded imputed interest of $16,035 from all the aforementioned related party debt.

NOTE 4 – Stockholder’s Equity / Deficit

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

There are currently 93,010,001 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding as of June 30, 2017, and 31,637,151 share of common stock issued and outstanding and zero shares of preferred stock issued and outstanding as of September 30, 2016.

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

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

Revenues

For the three months ended June 30, 2017 and 2016, the Company recorded revenue of $42,661 and $55,900, respectively. The decrease was due to an decrease in sales on the ecommerce platforms.

Cost of Sales

Cost of sales was $0 for the three months ended June 30, 2017 and 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11,506 and $32,631 for the three months ended June 30, 2017 and 2016, respectively. The decrease of $21,125 was due primarily to legal and accounting fees.

Comparison of the nine months ended June 30, 2017 and 2016

Revenues

For the nine months ended June 30, 2017 and 2016, the Company recorded revenue of $116,080 and $59,400, respectively. The increase was due to an increase in sales on the ecommerce platforms.

Cost of Sales

Cost of sales was $0 and $15,500 for the nine months ended June 30, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $74,830 and $75,033 for the nine months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2017 and 2016:

	Nine Months Ended June 30,
	2017	2016
Operating Activities	$(21,260)	$(24,284)
Investing Activities	—	49,714
Financing Activities	—	(25,000)
Net Effect on Cash	$(21,260)	$430

In the nine months ending June 30, 2017, the Company incurred net income of $25,750, an increase in other receivable of $63,245 and an increase in accounts payable of $200.

In the nine months ending June 30, 2016, the Company incurred a net loss of $88,711, an increase in inventory of $9,835, an increase in other payables of $74,928 and a decrease in accounts payable of $666.

In the nine months ending June 30, 2016, the Company repaid $50,000 of its note payable from a related party and received advances of $25,000 from related parties.

Going Concern Uncertainties

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless, our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2016, and our unaudited financial statements for the quarter ended June 30, 2017 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

Revenue Recognition -

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery of product has met the criteria established in the arrangement or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the products or services are completed in accordance with the contracts we have with clients. In connection with our products and services arrangements, when we are paid in advance, these amounts are classified as deferred revenue and amortized over the term of the agreement.  The Company currently receives its revenue from 5% commissions on payment processing for Vander, a related party. The Company evaluates the Emerging Issue Task Force (EITF) number 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent,” which sets forth a number of guidelines for the correct treatment of revenue. We currently treat the related party revenue on a net basis.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2017, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2017, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS	XBRL Instance Document
101.	SCH	XBRL Schema Document
101.	CAL	XBRL Calculation Linkbase Document
101.	DEF	XBRL Definition Linkbase Document*
101.	LAB	XBRL Label Linkbase Document
101.	PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTAG INTERNATIONAL, INC.

Date: August 14, 2017

/ s/ Lock Sen Yow

Lock Sen Yow

Title: Chief Executive Officer, President and Chief Financial Officer