Form 10-K
period 2017-09-30
Smartag International, Inc.
filed 2017-11-27
CIK 1469207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes [ ]      No   [x]

As of March 31, 2016 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $162,740.

As of November 27, 2017, there were 93,010,001 shares of common stock outstanding.

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

PART I

ITEM 1 DESCRIPTION OF BUSINESS

History and Background

Smartag International, Inc., a Nevada corporation (“Smartag,” “Company,” “we,” “us,” or “our”), was formed as Theca Corporation on March 24, 1999 in Colorado.   On November 29, 2004, we merged with Art4Love, Inc., a Delaware corporation, into Art4Love, Inc. a Nevada corporation.  Art4love, Inc. attempted to sell and lease art to companies and individuals from artists’ collections worldwide.  On February 10, 2009, Art4Love changed its name to Smartag International, Inc. when the Company was taken over and controlled by a Malaysian listed entity named Smartag Solutions Berhad ( later knowned as SMTRACK Berhad) from 2009 until 30 March, 2016.

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

Overview

The Company plans to focus on new technologies, especially Fintech. The Company plans to add value on existing with established e-Commerce, e-Wallet and remittance players. The Company plans to directly, wherever possible and feasible, add value with block chain traceability to increase the overall efficiency and reduce logistics costs.

Our mission is to rely on our relationships and add value with Fintech working with our track and trace supply chain solutions. Our difference will be that all items found can be traced to the source of origin using block chain solutions which will safeguard the interests of the stakeholders within the supply chain route but at the same time protecting the needs of the customers who needs to know just what is safe, genuine and reliable.

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

Employees

As of September 30, 2017, we had 2 full-time and 1 part-time consultants. Since inception, we have never had a work stoppage, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

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

We have a history of incurring losses from operations. As of September 30, 2017, we had an accumulated deficit of approximately $3,121,469.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs in the near term. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with the launching of our business.

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

Our audited financial statements for the year ended September 30, 2017 indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of products and working capital requirements.

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

Our common stock is currently traded on the OTC Markets and is considered a "penny stock." The OTC Markets are generally regarded as a less efficient trading market than the NASDAQ Capital Market.

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

We may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. Until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Markets where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

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

(a) Market Information.

The Company’s common stock is currently quoted on the OTC Markets under the symbol “SMRN”.   The following table sets forth the high and low per share sales prices for our common stock for each of the quarters as reported by the OTC Markets.

Quarter Ended	High	Low

December 31, 2015	$0.75	$0.02
March 31, 2016	0.75	0.0006
June 30, 2016	0.002	0.002
September 30, 2016	$0.02	$0.002
December 31, 2016	0.02	0.02
March 31, 2017	0.02	0.02
June 30, 2017	0.02	0.02
September 30, 2017	$0.02	$0.02

The closing price of our common stock as reported on the OTC Markets on November 27, 2017, was $0.02.

(b) Holders

As of November 27, 2017, there were approximately 49 holders of record of our common stock.

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

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2017 and 2016. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

Results of Operations

Comparison of the fiscal year ended September 30, 2017 to the fiscal year ended September 30, 2015

Revenues

For the years ended September 30, 2017 and 2016, the Company recorded revenue of $124,769 and $69,400, respectively. The increase was due to our collection and processing agent services related to Vander’s sales. The sales were reported as net revenue which was 5% of the total revenue of payments processed.

Cost of Sales

Cost of sales was $0 and $0 for the years ended September 30, 2017 and 2016, respectively. Cost of Sales in 2016 was zero as we accounted for revenue on a net basis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $88,908 and $327,867 for the years ended September 30, 2017 and 2016, respectively. The decrease of $238,959 was due primarily to an decrease in offset by the bad debt expense of $245,065 in 2016.

Interest income/(expense) and other, net

We recorded other expense of $73,078 for the year ended September 30, 2016. $73,078 was related to the sale of EBC. We recorded other expense of $16,035 for the year ended September 30, 2017. The decrease of 57,042, was the result of a $73,078 loss from the sale of EBC in 2016 versus an imputed interest charge of $16,035 in 2017.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2017 and 2016:

	Years Ended September 30,
	2017	2016
Operating Activities	$59,822	$(82,559)
Investing Activities	—	49,714)
Financing Activities	—	5,000
Net Effect on Cash	$59,822	$(27,845)

In the current year ending September 30, 2017, the Company incurred net income of $19,825.

In the year ending September 30, 2016, the Company incurred net loss of $(369,105), a gain on disposition of EBC of $49,714, offset by a reduction in debt of 50,000 and received proceeds from related parties of $55,000 to cover its operational losses.

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

September 30, 2017

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Smartag International, Inc.

We have audited the accompanying balance sheets of Smartag International, Inc. (the “Company”) as of September 30, 2017 and 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smartag International, Inc. as of September 30, 2017 and 2016 and the results of its operations, stockholders’ deficit, and cash flows for the years ended September 30, 2017 and 2016 in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD, LLP

Diamond Bar, California

November 27, 2017

Smartag International, Inc.

BALANCE SHEETS

	September 30, 2017	September 30, 2016
ASSETS
Current Assets
Cash	$114,353	$54,531
Receivable from related party	—	3,900
Total Current Assets	114,353	58,431

TOTAL ASSETS	$114,353	$58,431

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities, related party	$20,061	$—
Note payable, related party	—	1,035,000
Secured revolving note payable, related party	—	192,457
Total Current Liabilities	20,061	1,227,457

TOTAL LIABILITIES	20,061	1,227,457

STOCKHOLDERS' EQUITY / (DEFICIT):
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 93,010,001 and 31,637,151 shares issued and outstanding, respectively.	93,010	31,637
Additional Paid-In-Capital	3,122,751	1,940,632
Accumulated Equity / (Deficit)	(3,121,469)	(3,141,295)
Total Stockholders’ Equity / (Deficit)	94,292	(1,169,026)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$114,353	$58,431

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	September 30, 2017	September 30, 2016

REVENUES – related party	124,769	69,400
COST OF SALES	—	—
GROSS PROFIT	124,769	69,400
OPERATING EXPENSES
Selling, general and administrative expenses	88,908	327,867
Total operating expenses	88,908	327,867
INCOME / (LOSS) FROM OPERATIONS	35,861	(258,467)
Interest expense	(16,036)	(37,560)
Loss from discontinued operations	—	(73,078)
NET INCOME / (LOSS)	$19,825	$(369,105)
NET INCOME / (LOSS) PER SHARE OF COMMON STOCK—Basic and diluted	$0.00	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	63,752,807	31,637,151

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED SEPTEMBER 30, 2017 AND 2016

			Additional Paid in Capital	Non-Controlling Interest in Subsidiary	Accumulated Deficit	Shareholders' Equity / (Deficit)
	Shares	Amount

Balance as of September 30, 2015	31,637,151	$31,637	$1,713,361	$(22,722)	$(2,772,190)	$(1,049,914)

Sale of Essentials Beverage Corp.	—	—	189,711	22,722	—	212,433

Imputed interest expense on related party debt	—	—	37,560	—	—	37,560

Net loss	—	—	—	—	(369,105)	(369,105)

Balance as of September 30, 2016	31,637,151	$31,637	$1,940,632	$—	$(3,141,295)	$(1,169,026)

Common stock issued for debt - related party	61,372,850	61,373	1,166,084	—	—	1,227,457

Imputed interest expense on related party debt	—	—	16,035	—	—	16,035

Net income	—	—	—	—	19,825	19,825

Balance as of September 30, 2017	93,010,001	$93,010	$3,122,751	$—	$(3,121,470)	$94,291

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income (loss)	$19,826	$(369,105)
Stock based compensation	—	—
Imputed interest expense	16,035	37,560
Changes in current assets and liabilities:
Impairment on receivable – related party	—	245,065
Accounts payable and accrued liabilities – related party	23,961	3,921
Net cash provided by (used in) operating activities	59,822	(82,559)

Cash flows from investing activities:
Disposition of EBC	—	49,714
Net cash provided by investing activities	—	49,714

Cash flows from financing activities:
Advances from related parties	—	55,000
Repayment of note payable - related party	—	(50,000)
Net cash provided by financing activities	—	5,000

Net increase (decrease) in cash	59,822	(27,845)

Cash - beginning of period	54,531	82,376

Cash - end of period	$114,353	$54,531

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Shares issued for settlement of note payable – related party	$1,035,000	$—
Shares issued for settlement of secured note payable – related party	$192,457	$—

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

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

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Going Concern - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $3,121,469 as of September 30, 2017. Our total liabilities exceeded its total assets as of September 30, 2017. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

In January 2016, the FASB issued a new standard to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). The new standard will be effective for us beginning July 1, 2018. The application of the amendments will result in a cumulative-effect adjustment to our consolidated balance sheets as of the effective date. We are currently evaluating the impact of this standard on our financial statements.

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new standard will be effective for us beginning July 1, 2019, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is currently evaluating the impact of this new standard on its statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future statements.

NOTE 3 –Related Party

During the year ended September 30, 2015, the Company received $810,000 advances from related. $730,000 was from a related entity to a former director and $80,000 was received from Chee Song Yap, the Director of the Company. The two parties entered into 0% interest notes which are to be repaid by September 30, 2017. On March 23, 2017, the Company issued 40,500,000 shares of common stock in exchange for the cancelation of this notes. The Company valued the fair market value of the shares at $0.02 per share on the date of issuance which was the stock price on the date of issuance.

The Company received $75,000 from Lock Sen Yow under a 0% interest notes which are to be repaid by September 30, 2017.On March 23, 2017, the Company issued 3,750,000 shares of common stock in exchange for the cancelation of this note. The Company valued the fair market value of the shares at $0.02 per share on the date of issuance which was the stock price on the date of issuance.

As of September 30, 2017 and 2016, the Company has $419,861 and $(3,900) owed to / (from) SSNST, a related party, which was a temporary underpayment / (overpayment) and expected to be repaid as soon as practical.

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2014.  All advances shall be paid on or before September 30, 2017 and this advance has an interest rate of 0% per annum. On August 19, 2016, Smartag Solutions Bhd transferred the balance of the Secured Note to Lock Sen Yow as severance employment package from Smartag Solutions Bhd. As of September 30, 2017, the balance was $0. On March 23, 2017, the Company issued 9,622,850 shares of common stock in exchange for the cancelation of this note.

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

The total amount owed as of September 30, 2017 was $0. We recorded imputed interest of $37,560 for the year ended September 30, 2016 from all the aforementioned related party debt. During the year ended September 30, 2017, we recorded imputed interest of $16,035 from all the aforementioned related party debt.

NOTE 4 – Income Taxes

We have incurred operating losses of $3,121,469, which, if not utilized, will begin to expire in 2019. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. There are additional limitations due to our change in control. Therefore, we believe we will be unable to utilize these loss carryforwards.

The effective income tax rate for the years ended September 30, 2017 and 2016 consisted of the following:

	September 30,
	2017	2016
Federal statutory income tax rate	34.00%	34.00%
State income taxes	0%	0%
Change in valuation allowance	(34.00)%	(34.00)%
Net effective income tax rate	—	—

Current year added tax asset from net loss for the years ended September 30, 2017 and 2016 are as follows:

	September 30,
	2017	2016
Net operating loss	$(3,121,469)	$(2,658,295)
Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax (income) loss	(1,061,300)	(903,820)
Valuation allowance	1,061,300	903,820
	$—	$—

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2017.

 NOTE 5 – Stockholder’s Equity / Deficit

As of September 30, 2017, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On March 23, 2017, various related parties relieved the Company of loans totaling $1,227,457 in exchange for the issuance of 61,372,850 shares of the Company’s common stock.

There are currently 93,010,001 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding as of September 30, 2017, and 31,637,151 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding as of September 30, 2016.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2017, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Director

Name	Age	Office Held

Lock Sen Yow	61	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Chee Song Yap	59	Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Lock Sen Yow

Lock Sen Yow, age 60, was elected as the Company’s director, President, Chief Financial Officer and Secretary, to serve in such capacities until his successors are duly elected and qualified. Mr. Yow holds a Bachelors of Science in Electrical Engineering from Manchester University, a Law Degree from Buckingham University, and a Masters in Finance from RMIT University. His first job was as a petrophysical engineer in Schlumberger Technical Services Inc., whereupon he spent six years in Egypt and Abu Dhabi before being posted to India and the Far East including Philippines, Taiwan, Australia and Indonesia. Amongst his last postings in Schlumberger was as Country Manager of Schlumberger Philippines in 1986. Thereafter, he embarked upon a law degree in the United Kingdom whereupon he was admitted as a Barrister from Gray’s Inn, in 1989. Lock Sen practiced as a legal practitioner in Malaysia and Singapore, whereupon in 1995, he was made partner in Ms. Khattar Wong & Partners, one of the largest legal firms in Singapore. Subsequently, he ventured into fund management and corporate finance with Prime Partners Singapore and was director of corporate finance at BNP Prime Peregrine, then the corporate finance arm of Banque Nationale de Paris in Malaysia. In the meantime, he also obtained a Masters in Finance from RMIT University in Melbourne. In 2000, after relocating back to Malaysia, his took up a position as director and head of research and analysis at the Malaysian Communications and Multimedia Commission (MCMC) whereby his multidisciplinary skills lead him to become the ICT planner for the Framework for Industry Development (FID) 2000-2004 as well as the National Broadband Plan 2004-2009. He remained at MCMC in various positions and oversaw many ICT projects and national strategic master plans including the National RFID Roadmap and the Digital Lifestyle Malaysia Initiative. Currently, he is the Chief Executive Officer of Smartag Solutions Berhad, a publicly listed company on the Bursa Malaysia. He took up this position as of February 10, 2013.

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

For the past 10 years Mr. Yap, has owned and managed Peakvision Sdn Bhd which has three optical retail practice. Mr. Yap is responsible for overall sales growth and profitability. He has pursued a strategy to tap the growing outdoor adventure, sports and travel market for better vision and eyes protection and developed a supplier base for specialty eyeware and lenses and an in-store prescription and dispensing capacity to provide a one-stop optical solution store to protect eyes from injury in sports, extreme outdoor adventure and occupational hazards.

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

Director Nominations

As of September 30, 2017, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the period ended September 30, 2017 and representations that no other reports were required, the Company believes, except for the below, that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year. Mr. Yow has not filed Section 16(a) forms related to 57,372,850 shares received from the Company. Mr. Yap has not filed Section 16(a) forms related to 17,500,000 shares received from the Company. SSNST has not filed Section 16(a) forms related to 10,000,000 shares it has purchased.

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

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Lock Sen Yow
Chee Song Yap

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 27, 2017, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class Common Stock(1)
Shenzhen Shen Nan Shun Technology Co. Ltd	10,000,000	10.75%

Executive Officers and Directors
Lock Sen Yow	57,372,850	61.68%
Chee Song Yap	17,500,000	18.82%
All Officers and Directors as a group (2)	17,500,000	80.50%

(1)	The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, and (B) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of Common Stock outstanding (93,010,001), and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator.

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

As of September 30, 2017 and 2016, the Company has $19,861 and $(3,900) owed to / (from) SSNST, a related party, which was a temporary underpayment / (overpayment) and expected to be repaid as soon as practical.

Secured Note

On March 17, 2009, we entered into a Secured Revolving Promissory Note (the “Secured Note”) with Smartag Solutions Bhd, a Malaysian corporation, the majority stockholder of the Company.  Under the terms of the Note, Smartag Solutions Bhd, agreed to advance to the Company, from time to time and at the request of the Company, amounts up to an aggregate of $200,000 until September 30, 2014.  All advances shall be paid on or before September 30, 2017 and this advance has an interest rate of 0% per annum. On August 19, 2016, Smartag Solutions Bhd transferred the balance of the Secured Note to Lock Sen Yow as severance employment package from Smartag Solutions Bhd. As of September 30, 2017, the balance was $0. On March 23, 2017, the Company issued 9,622,850 shares of common stock in exchange for the cancelation of this note.

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

The total amount owed as of September 30, 2017 was $0. We recorded imputed interest of $37,560 for the year ended September 30, 2016 from all the aforementioned related party debt. During the year ended September 30, 2017, we recorded imputed interest of $16,035 from all the aforementioned related party debt.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On December 18, 2013, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal years ended September 30, 2017 and 2016, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

During the years ended September 30, 2017 and 2016, the Company paid TAAD approximately $26,000 and $24,500, respectively for auditing services they performed throughout those years.

Tax Fees

During the years ended September 30, 2017 and 2016, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the years ended September 30, 2017 and 2016, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of September 30, 2017 and 2016.

Statements of Operations for the years ended September 30, 2017 and 2016.

Statements of Stockholders’ Deficit for the years ended September 30, 2017 and 2016.

Statements of Cash Flows for the years ended September 30, 2017 and 2016.

Notes to financial statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Company's Form 10 filed on November 16, 2009)
3.2	Bylaws of Smartag International, Inc. (incorporated herein by reference to Exhibit 3.1 of Company's Form 8-K dated September 30, 2017)
10.1	Secured Revolving Promissory Note between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.3 of Company's Form 10 filed on November 16, 2009)
10.2	Security Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.4 of Company's Form 10 filed on November 16, 2009)
10.3	Licensing and Technology Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated September 19, 2013 (incorporated herein by reference to Exhibit 10.4 of Company's Form 8-K filed on September 23, 2013)
10.4	Loan Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated September 19, 2013 (incorporated herein by reference to Exhibit 10.5 of Company's Form 8-K filed on September 23, 2013)
10.5	Securities Purchase Agreement dated July 5, 2015, by and among Smartag International, Inc. and Essential Beverage Corp. (incorporated herein by reference to Exhibit 2.1 of Company's Form 8-K filed on July 31, 2015)
10.6	Joint Venture Agreement between Smartag International, Inc., Bobby Tang Siu Ki and Yang Ye Cai dated November 2, 2015.
31	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2017.
32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

November 27, 2017	SMARTAG INTERNATIONAL, INC.

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

Signature	Title	Date

/ s/ Lock Sen Yow Lock Sen Yow	Chairman of the Board, CEO, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	November 27, 2017

/ s/ Chee Song Yap Chee Song Yap	Director	November 27, 2017