Form 10-Q
period 2017-12-31
Smartag International, Inc.
filed 2018-02-14
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2017

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2018
Common Stock, $.001 par value	98,010,001

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$109,897	$114,353
Receivable from related party	41,922	—
Total Current Assets	151,819	114,353

TOTAL ASSETS	$151,819	$114,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities, related party	$200	$20,061
Total Current Liabilities	200	20,061

TOTAL LIABILITIES	200	20,061

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 98,010,001 and 93,010,001 shares issued and outstanding, respectively.	98,010	93,010
Additional Paid-In-Capital	3,217,750	3,122,751
Accumulated Deficit	(3,164,141)	(3,121,469)
Total Stockholders’ Deficit	151,619	94,292
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$151,819	$114,353

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2017	2016

REVENUES – related party	$538	$1,694
COST OF SALES	—	—
GROSS PROFIT	538	1,694
OPERATING EXPENSES
Selling, general and administrative expenses	43,210	13,859
Total operating expenses	43,210	13,859
LOSS FROM OPERATIONS	(42,672)	(12,165)
Interest expense and other, net	—	(7,763)
NET LOSS	$(42,672)	$(19,928)
NET LOSS PER SHARE OF COMMON STOCK—Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING—Basic and diluted	93,173,044	31,637,151

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(42,672)	$(19,928)
Imputed interest expense	—	7,763
Changes in operating assets and liabilities:
Other receivable	(61,784)	(2,311)
Accounts payable	—	200
Net cash used in operating activities	(104,456)	(14,276)

Cash flows from investing activities:
Common stock issued for cash	100,000	—
Net cash provided by investing activities	100,000	—

Net decrease in cash	(4,456)	(14,276)

Cash - beginning balance	114,353	54,531

Cash - ending balance	$109,897	$40,255

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION

Current Operations and Background

Smartag International, Inc., a Nevada corporation (“Smartag,” “Company,” “we,” “us,” or “our”), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

In November 2015, Smartag signed an agreement with Bobby Tang Siu Ki and Yang Ye Cai, the co-owners and founders of Shenzhen Shen Nan Shun Technology Co. Ltd (“SSNST”), a company based in Shenzhen, China which is involved in e-commerce trading on e-Bay, Amazon and Alipay platforms. Using the expertise of SSNST, Smartag is developing block chain technology used in the business of e-Commerce trading, procurement, collection and distribution through a new joint venture company in Hong Kong.

On January 1, 2016, the Company entered into a revenue sharing agreement with Vander. The Company charged 5% commission as a collection and processing agent for some of Vander’s Ecommerce platform sales.

On February 2, 2018, Smartag entered into a Joint Venture & Shareholder’s Agreement with Vander (“JV Agreement”). As a result, the previous agreements with SSNST and Vander shall terminate upon the formation the new joint venture entity. Under the terms of the JV Agreement, Smartag and Vander will form a new Hong Kong entity called Smartag e-Business Ltd. (“Newco”). Newco shall pursue e-Commerce and related Fintech e-Money and e-remittance solutions. Smartag shall own 70% of Newco and Vander shall own 30% of Newco. A copy of the JV Agreement is attached to this Current Report on Form 8-K as Exhibit 10.1 and is incorporated herein by reference.

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis of Presentation — The unaudited consolidated condensed interim financial statements have been prepared have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Smartag International, Inc. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2017 included in our Annual Report on Form 10-K. The results of the three-month period ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending September 30, 2018.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $3,164,142 as of December 31, 2017. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Accounts Receivable - Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of December 31, 2017 and September 30, 2017.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU No. 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU No. 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The amendments in ASU 2016-10 clarify aspects relating to the identification of performance obligations and improve the operability and understandability of the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12("ASU 2016-12"), Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 address certain issues identified on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. For all of the ASUs noted above ("ASC 606"), the effective date for the Company is October 1, 2018 (for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years). Either the retrospective or cumulative effect transition method is permitted.  The Company has been evaluating the impact of this new pronouncement and does not believe the implementation of ASC 606 will have a significant effect on the financial results of the Company for fiscal years beginning on and after October 1, 2018.

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

In February 1316, the FASB issued a new standard to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). The new standard will be effective for us beginning July 1, 2018. The application of the amendments will result in a cumulative-effect adjustment to our consolidated balance sheets as of the effective date. We are currently evaluating the impact of this standard on our financial statements.

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

NOTE 3 –Related Party

During the year ended September 30, 2015, the Company received $810,000 advances from related. $730,000 was from a related entity to a former director and $80,000 was received from Chee Song Yap, a former director of the Company. The two parties entered into 0% interest notes which are to be repaid by September 30, 2017. On March 23, 2017, the Company issued 40,500,000 shares of common stock in exchange for the cancelation of this notes. The Company valued the fair market value of the shares at $0.02 per share on the date of issuance which was the stock price on the date of issuance.

The Company received $75,000 from Lock Sen Yow under a 0% interest notes which are to be repaid by September 30, 2017.On March 23, 2017, the Company issued 3,750,000 shares of common stock in exchange for the cancelation of this note. The Company valued the fair market value of the shares at $0.02 per share on the date of issuance which was the stock price on the date of issuance.

As of December 31, 2017 and September 30, 2017, the Company has $41,922 and $(19,861) owed to / (from) SSNST, a related party, which was a temporary underpayment / (overpayment) and expected to be repaid as soon as practical.

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

The total amount owed as of December 31, 2017 was $0. During the quarter ended December 31, 2017 and 2016, we recorded imputed interest of $0 and $7,763, respectively, from all the aforementioned related party debt.

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

On December 29, 2017, we issued 5,000,000 of the Company’s common stock for $100,000 in cash.

There are currently 98,010,001 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding as of December 31, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2017 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2017 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

Smartag International, Inc. plans to focus on leveraging existing established players in the e-Commerce business overseas to bring their expertise to North America and add value with traceability technologies to increase the overall efficiency and reduce logistics costs. Our tracking supply chain and logistics system are in currently in place. Our next focus is to increase the volume of e-Commerce transactions.

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

On February 2, 2018, Smartag entered into a Joint Venture & Shareholder’s Agreement with Vander (“JV Agreement”). As a result, the previous agreements with SSNST and Vander shall terminate upon the formation the new joint venture entity. Under the terms of the JV Agreement, Smartag and Vander will form a new Hong Kong entity called Smartag e-Business Ltd. (“Newco”). Newco shall pursue e-Commerce and related Fintech e-Money and e-remittance solutions. Smartag shall own 70% of Newco and Vander shall own 30% of Newco. A copy of the JV Agreement is attached to this Current Report on Form 8-K as Exhibit 10.1 and is incorporated herein by reference.

Results of Operations

Comparison of the three months ended December 31, 2017 and 2016

Revenues

For the three months ended December 31, 2017 and 2016, the Company recorded revenue of $538 and $1,694, respectively.

Cost of Sales

Cost of sales was $0 for the three months ended December 31, 2017 and 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $43,210 and $13,859 for the three months ended December 31, 2017 and 2016, respectively. The increase of $29,351 was due primarily to professional fees.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017	2016
Operating Activities	$(104,456)	$(14,276)
Investing Activities	—	—
Financing Activities	100,000	—
Net Effect on Cash	$(4,456)	$(14,276)

In the three months ending December 31, 2017, the Company incurred a net loss of $42,672 and an increase in receivables of $61,784.

In the three months ending December 31, 2016, the Company incurred a net loss of $19,928, an increase in deposits of $2,311 and a increase in accounts payable of $200.

Going Concern Uncertainties

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless, our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2017, and our unaudited financial statements for the quarter ended December 31, 2017 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. See the Company's Annual Report on Form 10-K for the period ending September 30, 2017 which identifies and discloses certain risks and uncertainties including, without limitation, those "Risk Factors" included in Item 1A of the Annual Report.

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

Date: February 14, 2018

/ s/ Lock Sen Yow

Lock Sen Yow

Title: Chief Executive Officer, President and Chief Financial Officer