Form 10-Q
period 2018-03-31
Smartag International, Inc.
filed 2018-05-01
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2018

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common Stock, $.001 par value	98,010,001

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2018	September 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$56,952	$114,353
Receivable from related party	41,922	—
Total Current Assets	98,874	114,353

TOTAL ASSETS	$98,874	$114,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities, related party	$3,926	$20,061
Total Current Liabilities	3,926	20,061

TOTAL LIABILITIES	3,926	20,061

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 98,010,001 and 93,010,001 shares issued and outstanding, respectively.	98,010	93,010
Additional Paid-In-Capital	3,217,750	3,122,751
Accumulated Deficit	(3,220,812)	(3,121,469)
Total Stockholders’ Deficit	94,948	94,292
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$98,874	$114,353

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
REVENUES - RELATED PARTY	—	56,225	538	57,919
COST OF SALES	—	—	—	—
GROSS PROFIT	—	56,225	538	57,919
OPERATING EXPENSES:
General and administrative expenses	56,671	41,702	99,881	63,324
NET INCOME / (LOSS) FROM OPERATIONS	(56,671)	14,523	(99,343)	(5,405)
Loss from discontinued operations	—	—	—	—

NET INCOME / (LOSS)	$(56,671)	$14,523	$(99,343)	$(5,405)
NET INCOME / (LOSS) PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	98,010,001	37,092,515	95,564,946	34,334,859

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(99,343)	$(5,405)
Imputed interest expense	—	16,035
Changes in operating assets and liabilities:
Accrued liabilities – related party	—	8,638
Other receivables – related party	(61,784)	—
Accounts payable	3,726	200
Other payable - related party	—	—
Net cash from provided by (used) in operating activities	(157,401)	19,468

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities:
Common stock issued for cash	100,000	—
Net cash provided by (used in) investing activities	100,000	—

Net increase (decrease) in cash	(57,401)	19,468

Cash - beginning balance	114,353	54,531

Cash - ending balance	$56,952	$73,999

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Shares issued for note payable – related party	$—	$1,035,000
Shares issued for secured note payable – related party	$—	$192,457

The accompanying notes are an integral part of these consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

On the February 27, 2018, Smartag International, Inc. (“Smartag,” “we” or “Company) entered into joint venture agreement with PT. Supratama Makmur Sejahtera (“PTSMS”) an Indonesian Fintech company to form a Joint Venture Indonesian PMA company in which Smartag shall own 51% equity and PTSMS shall own 49%. The new Indonesian PMA company plans to undertake the Project to provide up to 10,000 boarding schools which are owned by the local Islamic Baitu Maal or BMT co-operatives in their respective villages or districts within Indonesia with sharia financial technology (Fintech) e-Wallet platform. Smartag plans to provide the financing, to develop the Fintech technology for the Islamic Fintech e-Wallet platform.

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis of Presentation — The unaudited consolidated condensed interim financial statements have been prepared have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Smartag International, Inc. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2017 included in our Annual Report on Form 10-K. The results of the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending September 30, 2018.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $3,220,812 as of March 31, 2018. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital and obtain financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Accounts Receivable - Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of March 31, 2018 and September 30, 2017.

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

As of March 31, 2018 and September 30, 2017, the Company has $41,922 and $(19,861) owed to / (from) SSNST, a related party, which was a temporary underpayment / (overpayment) and expected to be repaid as soon as practical.

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

The total amount owed as of March 31, 2018 was $0. During the quarter ended March 31, 2018 and 2017, we recorded imputed interest of $0 and $7,763, respectively, from all the aforementioned related party debt.

Employment Agreement

Effective April 1, 2018, we entered into an Employment Agreement (the “Employment Agreement”) with Lock Sen Yow, the Company’s CEO.  Under the Employment Agreement, Mr. Yow will receive a base salary of $200,000 per year and a guaranteed bonus of $40,000 per year.   Mr. Yow shall receive 10,000,000 options to purchase the Company’s common at an exercise price of $0.30 per share (“Employee Options”). Employee Options shall vest quarterly over a five-year period. To the extent, the Employee Agreement is terminated, Employee has 90 days from termination to exercise the options or they will expire. The term of the options shall be 5 years. Mr. Yow will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Yow will receive a car allowance of $500 per month and an office allowance of $2,000 per month per location.  The term of the contract is from April 1, 2018 to September 30, 2022.

NOTE 4 – Stockholder’s Deficit

As of March 31, 2018, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On March 23, 2017, various related parties relieved the Company of loans totaling $1,227,457 in exchange for the issuance of 61,372,850 shares of the Company’s common stock.

On December 29, 2017, we issued 5,000,000 of the Company’s common stock for $100,000 in cash.

There are currently 98,010,001 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding as of March 31, 2018.

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

On the February 27, 2018, Smartag International, Inc. (“Smartag,” “we” or “Company) entered into joint venture agreement with PT. Supratama Makmur Sejahtera (“PTSMS”) an Indonesian Fintech company to form a Joint Venture Indonesian PMA company in which Smartag shall own 51% equity and PTSMS shall own 49%. The new Indonesian PMA company plans to undertake the Project to provide up to 10,000 boarding schools which are owned by the local Islamic Baitu Maal or BMT co-operatives in their respective villages or districts within Indonesia with sharia financial technology (Fintech) e-Wallet platform. Smartag plans to provide the financing, to develop the Fintech technology for the Islamic Fintech e-Wallet platform.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

Revenues

For the three months ended March 31, 2018 and 2017, the Company recorded revenue of $0 and $56,225, respectively. The decrease was due to a renegotiation of the agreement with SSNST. We expect revenues related to ecommerce to restart in April 2018.

Cost of Sales

Cost of sales was $0 for the three months ended March 31, 2018 and 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $56,671 and $41,702 for the three months ended March 31, 2018 and 2017, respectively. The increase of $14,969 was due primarily to professional fees.

Comparison of the six months ended March 31, 2018 and 2017

Revenues

For the six months ended March 31, 2018 and 2017, the Company recorded revenue of $538 and $57,919, respectively. The decrease was due to a renegotiation of the agreement with SSNST. We expect revenues related to ecommerce to restart in April 2018.

Cost of Sales

Cost of sales was $0 for the six months ended March 31, 2018 and 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $99,881 and $63,324 for the six months ended March 31, 2018 and 2017, respectively. The increase of $36,557 was due primarily to professional fees.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2018 and 2017:

	Six Months Ended December 31,
	2018	2017
Operating Activities	$(157,401)	$19,468
Investing Activities	—	—
Financing Activities	100,000	—
Net Effect on Cash	$(57,401)	$19,468

In the six months ending March 31, 2018, the Company incurred a net loss of $99,343 and an increase in receivables of $61,784.

In the six months ending March 31, 2017, the Company incurred a net loss of $5,405, an increase in accrued liabilities of $8,638 and an increase in accounts payable of $200.

Going Concern Uncertainties

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless, our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2017, and our unaudited financial statements for the quarter ended March 31, 2018 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

ITEM 6.	Exhibits
31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTAG INTERNATIONAL, INC.

Date: May 1, 2018

/ s/ Lock Sen Yow

Lock Sen Yow

Title: Chief Executive Officer, President and Chief Financial Officer