Form 10-Q
period 2018-06-30
Smartag International, Inc.
filed 2018-08-20
CIK 1469207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2018

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 20, 2018
Common Stock, $.001 par value	98,179,368

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2018	September 30, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$75,191	$114,353
Total Current Assets	75,191	114,353

TOTAL ASSETS	$75,191	$114,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities, related party	$42,107	$20,061
Total Current Liabilities	42,107	20,061

TOTAL LIABILITIES	42,107	20,061

STOCKHOLDERS' DEFICIT:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 98,179,368 and 93,010,001 shares issued and outstanding, respectively.	98,179	93,010
Additional Paid-In-Capital	3,335,367	3,122,751
Accumulated Deficit	(3,425,405)	(3,121,469)
Total Smartag International Inc. Stockholders’ Equity	8,141	94,292
Non-controlling interest	24,943	—
Total Stockholders' Equity	33,084	94,292
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,191	$114,353

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES - RELATED PARTY	—	42,661	—	100,580
COST OF SALES	—	—	—	—
GROSS PROFIT	—	42,661	—	100,580
OPERATING EXPENSES:
General and administrative expenses	203,626	11,506	303,936	74,831
NET INCOME / (LOSS) FROM OPERATIONS	(203,626)	31,155	(303,936)	25,749

NET INCOME / (LOSS)	$(203,626)	$31,155	$(303,936)	$25,749
Net loss applicable to non-controlling interest	(568)	—	(568)	—
NET INCOME/(LOSS) APPLICABLE TO SMARTAG INTERNATIONAL, INC.	$(204,194)	$31,155	$(304,504)	$25,749
NET INCOME / (LOSS) PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	98,010,001	93,010,001	96,379,964	53,893,239

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income / (loss)	$(303,936)	$25,749
Imputed interest expense	—	16,036
Options issued for services	99,881	—
Changes in operating assets and liabilities:
Receivable – related party	—	(63,245)
Accounts payable – related party	22,046	200
Net cash used in operating activities	(182,009)	(21,260)

Cash flows from investing activities:
Investment in Smartag HK	(16,979)	—
Net cash used in investing activities	(16,979)	—

Cash flows from financing activities:
Contribution from related party	9,016	—
Proceeds from the sale of common stock	150,811	—
Net cash provided by investing activities	159,827	—

Net decrease in cash	(39,161)	(21,260)

Cash - beginning balance	114,353	54,531

Cash - ending balance	$75,191	$33,271

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Shares issued for note payable – related party	$—	$1,035,000
Shares issued for secured note payable – related party	$—	$192,457
Forgiveness of related party receivable	$41,923	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

SMARTAG INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

On February 2, 2018, Smartag entered into a Joint Venture & Shareholder’s Agreement with Vander (“JV Agreement”). As a result, the previous agreements with SSNST and Vander was terminated. Under the terms of the JV Agreement, Smartag and Vander formed a new Hong Kong entity called Smartag HK. Smartag HK shall pursue e-Commerce and related Fintech e-Money and e-remittance solutions. Smartag owns 70% and Vander owns 30% of Smartag HK.

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

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Basis of Presentation — The accompanying condensed consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of Smartag International, Inc. and its subsidiary, Smartag HK. All significant intercompany transactions and balances were eliminated in consolidation.

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended September 30, 2017 included in our Annual Report on Form 10-K. The results of the three and nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending September 30, 2018.

Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $3,425,405 as of June 30, 2018. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital and obtain financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Accounts Receivable - Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of June 30, 2018 and September 30, 2017.

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

In February 2016, the FASB issued a new standard to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). The new standard will be effective for us beginning July 1, 2018. The application of the amendments will result in a cumulative-effect adjustment to our consolidated balance sheets as of the effective date. We are currently evaluating the impact of this standard on our financial statements.

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

The total amount owed as of June 30, 2018 was $0. During the quarter ended June 30, 2018 and 2017, we recorded imputed interest of $0 and $7,763, respectively, from all the aforementioned related party debt.

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

Formation of Smartag HK

On February 2, 2018, Smartag entered into a Joint Venture & Shareholder’s Agreement with Vander a related party. As a result, the previous agreements with SSNST and Vander was terminated. Under the terms of the JV Agreement, Smartag and Vander formed a new Hong Kong entity called Smartag HK. Smartag HK shall pursue e-Commerce and related Fintech e-Money and e-remittance solutions. Smartag owns 70% and Vander owns 30% of Smartag HK. Smartag forgave Vander’s liability of $41,923 and Vander contributed US$25,510.

NOTE 4 – Stockholder’s Deficit

As of June 30, 2018, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On March 23, 2017, various related parties relieved the Company of loans totaling $1,227,457 in exchange for the issuance of 61,372,850 shares of the Company’s common stock.

On December 29, 2017, we issued 5,000,000 of the Company’s common stock for $100,000 in cash.

In the quarter ending June 30, 2018, we issued 169,367 shares of the Company’s common stock for $50,810 in cash.

There are currently 98,179,368 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding as of June 30, 2018.

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

On February 2, 2018, Smartag entered into a Joint Venture & Shareholder’s Agreement with Vander (“JV Agreement”). As a result, the previous agreements with SSNST and Vander was terminated. Under the terms of the JV Agreement, Smartag and Vander formed a new Hong Kong entity called Smartag HK. Smartag HK shall pursue e-Commerce and related Fintech e-Money and e-remittance solutions. Smartag owns 70% and Vander owns 30% of Smartag HK.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

Revenues

For the three months ended June 30, 2018 and 2017, the Company recorded revenue to related parties of $0 and $42,661, respectively.

Cost of Sales

Cost of sales was $0 for the three months ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $203,626 and $11,506 for the three months ended June 30, 2018 and 2017, respectively. The increase of $192,120 was due primarily to officer compensation, stock compensation and travel expenses.

Comparison of the nine months ended June 30, 2018 and 2017

Revenues

For the nine months ended June 30, 2018 and 2017, the Company recorded revenue of $0 and $100,580, respectively. The decrease was due to a renegotiation of the agreement with SSNST.

Cost of Sales

Cost of sales was $0 for the nine months ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $303,936 and $74,831 for the nine months ended June 30, 2018 and 2017, respectively. The increase of $228,676 was due primarily to officer compensation, stock compensation and travel expenses.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2018 and 2017:

	Nine Months Ended December 31,
	2018	2017
Operating Activities	$(182,009)	$(21,260)
Investing Activities	(16,980)	—
Financing Activities	159,827	—
Net Effect on Cash	$(39,161)	$(21,260)

In the nine months ending June 30, 2018, the Company incurred a net loss of $303,936, stock compensation expense of $99,881 and an increase in accounts payable of $22,046.

In the nine months ending June 30, 2017, the Company incurred a net income of $25,749, an increase in accounts receivable of 63,245.

Going Concern Uncertainties

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless, our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended September 30, 2017, and our unaudited financial statements for the quarter ended June 30, 2018 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the quarter ending June 30, 2018, we issued 169,367 shares of the Company’s common stock for $50,810 in cash.

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

Date: August 20, 2018

/ s/ Lock Sen Yow

Lock Sen Yow

Title: Chief Executive Officer, President and Chief Financial Officer