Form 10-K
period 2018-09-30
Smartag International, Inc.
filed 2019-01-14
CIK 1469207

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes [ ]      No   [x]

As of March 31, 2018 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $1,627,430.

As of January 14, 2019, there were 98,379,238 shares of common stock outstanding.

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

PART I

ITEM 1 DESCRIPTION OF BUSINESS

History and Background

Smartag International, Inc., a Nevada corporation (“Smartag,” “Company,” “we,” “us,” or “our”), was formed as Theca Corporation on March 24, 1999 in Colorado.   On November 29, 2004, we merged with Art4Love, Inc., a Delaware corporation, into Art4Love, Inc. a Nevada corporation.  Art4love, Inc. attempted to sell and lease art to companies and individuals from artists’ collections worldwide.  On February 10, 2009, Art4Love changed its name to Smartag International, Inc. when the Company was taken over and controlled by a Malaysian listed entity named Smartag Solutions Berhad (later known as SMTRACK Berhad) from 2009 until March 2016.

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

Overview

The Company plans to focus on new technologies, especially Fintech. The Company plans to add value by combining Fintech with existing established e-Commerce, e-Wallet and remittance players. In particular, the Company will continue with the development of a multi-faceted Indonesian sharia e-Wallet using the Company’s state-of-the-art sharia Fintech features together with its two local Indonesian partners namely,

(1) the Baitu Ma’al (“BMT”) co-operatives (including the Pesantren schools). BMT has a total membership of approximately 30 million members; and

(2) Telkomsel is the largest Indonesian mobile operator with its own TCASH e-Wallet.

By collaborating with these two entities, new business models are expected for Company as the current businesses of the BMT and their micro finance houses will migrate towards the new sharia Fintech platforms whereby not only current domestic funds transfers, utility payments and small micro finance loans will continue but in a more efficient manner and with less expensive rates. Additionally, new and enlarged Fintech businesses of e-Commerce coupled with rural e-logistics distribution will be introduced for BMT members. Telkomsel has the wide reach into the rural interior where telecommunications connectivity is essential for operating the e-Wallet platform.

Wherever feasible the Company plans to add value with block chain traceability to increase the overall efficiency and reduce costs especially for B2B e-Logistics and e-Know Your Client or e-KYC technologies to recruit many more members for the e-Wallet. Our mission is to add value using our Fintech platform which includes new e-KYC and e-Logistics track and trace supply chain solutions. Our difference will be that many items found on the supply chain can be traced to the source of origin using block chain solutions. These solutions will not only safeguard the interests of the stakeholders within the supply chain route but will protect the needs of the customers. The customers need to know what is safe and genuine. The suppliers need the payment assurances at the other end of the supply chain.

Regulation

Government regulation impacts key aspects of our business. We are subject to laws and regulations that affect the ecommerce industry in many countries where we operate.

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

Employees

As of September 30, 2018, we had 2 full-time and 30 part-time consultants in Indonesia. Since inception, we have never had a work stoppage, and our employees are not represented by labor unions. We consider our relationship with our employees to be positive.

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

We have a history of incurring losses from operations. As of September 30, 2018, we had an accumulated deficit of approximately $3,560,458.  We anticipate that our existing cash and cash equivalents will be sufficient to fund our business needs in the near term. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection with the launching of our business.

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

Our audited financial statements for the year ended September 30, 2018 indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of products and working capital requirements.

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

We operate on a global basis with offices or activities in Asia, the Middle East, and North America. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export control laws, U.S. laws such as export control laws and the FCPA, and similar laws in other countries which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Many of our products are subject to U.S. export law restrictions that limit the destinations and types of customers to which our products may be sold or require an export license in connection with sales outside the United States. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

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

Our articles of incorporation authorize the issuance of 500,000,000 shares of common stock and 25,000,000 shares of preferred stock.  The common stock and the preferred stock can be issued by, and the terms of the preferred stock, including dividend rights, voting rights, liquidation preference and conversion rights can generally be determined by, our board of directors without stockholder approval. Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, our stockholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found, therefore. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of our Company held by the public stockholders.

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

Quarter Ended	High	Low

December 31, 2016	$0.02	$0.02
March 31, 2017	0.02	0.02
June 30, 2017	0.02	0.02
September 30, 2017	$0.02	$0.02
December 31, 2017	$0.02	$0.02
March 31, 2018	2.42	0.02
June 30, 2018	0.51	0.20
September 30, 2018	$0.30	$0.20

The closing price of our common stock as reported on the OTC Markets on January 12, 2019, was $0.90.

(b) Holders

As of January 12, 2019, there were approximately 64 holders of record of our common stock.

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

In the quarter ending September 30, 2018, we issued 199,870 shares of the Company’s common stock for $60,001 in cash.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2018 and 2017. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

In November 2015, Smartag signed an agreement with Bobby Tang Siu Ki and Yang Ye Cai, the co-owners and founders of Shenzhen Shen Nan Shun Technology Co. Ltd (“SSNST”), a company based in Shenzhen, China which is involved in e-commerce trading on e-Bay, Amazon and Alipay platforms. SSNST has been in the business of e-Commerce for the past 5 years and have consistently been one of the top suppliers of a range of products including electronic items and toys on eBay and Amazon. As a result of this agreement, Smartag will be able to use its inherent technology and logistics presence in the United States to offer additional products such as LED lighting, outdoor sports equipment, beauty products and cosmetics, vehicles accessories and bicycles on the well establish e-Commerce platforms. The agreement with Hong Kong Vander Trade Limited, also controlled by Bobby Tang Siu Ki and Yang Ye Cai, shall enable Smartag to enter into the e-Commerce business which eventually shall combine the usage of its own track & trace solutions to increase efficiency of the supply chain for online purchases whilst at the same time enable SSNST to further increase its range of products.

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

Results of Operations

Comparison of the fiscal year ended September 30, 2018 to the fiscal year ended September 30, 2017

Revenues

For the years ended September 30, 2018 and 2017, the Company recorded revenue of $0 and $124,769, respectively. The decrease was due to our collection and processing agent services related to Vander’s sales in 2017 as compared to no services performed in 2018. There were no services in 2018 due to a restructuring of business operations. The sales were reported as net revenue which was 5% of the total revenue of payments processed.

Cost of Sales

Cost of sales was $0 and $0 for the years ended September 30, 2018 and 2017, respectively. Cost of Sales in 2016 was zero as we accounted for revenue on a net basis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $440,970 and $88,908 for the years ended September 30, 2018 and 2017, respectively. The increase of $352,062 was due primarily to an increase in compensation to our executive officer.

Interest income/(expense) and other, net

We recorded other expense of $16,035 for the year ended September 30, 2017 related to an imputed interest charge of $16,035. There was no other expense in 2018.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2018 and 2017:

	Years Ended September 30,
	2018	2017
Operating Activities	$(228,324)	$59,822
Investing Activities	(18,395)	—
Financing Activities	219,827	—
Net Effect on Cash	$(26,892)	$59,822

In the current year ending September 30, 2017, the Company incurred net income of $19,825.

In the year ending September 30, 2018, the Company incurred net loss of $438,988, an increase in related party payables of $10,902 offset by $199,762 of stock compensation.

The Company suffered recurring losses from operations and has an accumulated deficit of $3,560,458 at September 30, 2018.  Currently, we have not generated consistent revenues as of September 30, 2018, had a cash balance of $87,461. The Company is seeking various forms of financing.   To the extent additional funding is not achieved this will delay our business plans and the Company may not continue to operate. We do not have sufficient cash resources for the next 6 months, in order to meet our business goals, we will need to seek additional funding or enter into strategic partnerships.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Smartag International, Inc.

September 30, 2018

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of

Smartag International, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Smartag International, Inc. (the “Company”) as of September 30, 2018 and 2017, the related statements of operations , stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2014

Diamond Bar, California

January 14, 2019

Smartag International, Inc.

BALANCE SHEETS

	September 30, 2018	September 30, 2017

ASSETS
Current Assets
Cash	$87,461	$114,353
Total Current Assets	87,461	114,353

TOTAL ASSETS	$87,461	$114,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities, net, related party	$30,963	$20,061
Total Current Liabilities	30,963	20,061

TOTAL LIABILITIES	30,963	20,061

STOCKHOLDERS' EQUITY:
Preferred stock, 25,000,000 shares authorized, no shares issued and outstanding, no rights or privileges designated	—	—
Common Stock, $.001 par value, 500,000,000 shares authorized, 98,179,368 and 93,010,001 shares issued and outstanding, respectively.	98,178	93,010
Additional Paid-In-Capital	3,435,249	3,122,751
Subscription payable	60,001	—
Accumulated Deficit	(3,560,458)	(3,121,469)
Total Smartag International Inc. Stockholders’ Equity	32,970	94,292
Non-controlling interest	23,528	—
Total Stockholders' Equity	56,498	94,292
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,461	$114,353

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	Years Ended
	September 30,
	2018	2017
REVENUES - RELATED PARTY	$—	$124,769
COST OF SALES	—	—
GROSS PROFIT	—	124,769
OPERATING EXPENSES:
General and administrative expenses	(440,970)	(88,908)
NET INCOME / (LOSS) FROM OPERATIONS	(440,970)	35,861
Interest Expense	—	(16,036)

NET INCOME / (LOSS)	$(440,970)	$19,825
Net loss applicable to non-controlling interest	(1,983)	—
NET INCOME/(LOSS) APPLICABLE TO SMARTAG INTERNATIONAL, INC.	$(438,987)	$19,825
NET INCOME / (LOSS) PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	96,861,440	63,752,807

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED SEPTEMBER 30, 2018 AND 2017

	Common Stock		Additional Paid in Capital	Non-Controlling Interest in Subsidsidiary	Subscription Payable	Accumulated Deficit	Shareholders' Equity / (Deficit)
	Shares	Amount

Balance as of September 30, 2016	31,637,151	$31,637	$1,940,632	$—	$—	$-3,141,295	$-1,169,025

Common stock issued for debt - related party	61,372,850	61,373	1,166,084	—	—	—	1,227,457

Imputed interest expense on related party debt	—	—	16,035	—	—	—	16,035

Net income	—	—	—	—	—	19,825	19,825

Balance as of September 30, 2017	93,010,001	$93,010	$3,122,751	$—	$—	$-3,121,470	$94,292

Common stock issued for cash	5,169,367	5,168	145,643	—	60,001	—	210,811

Options issued to related party	—	—	199,762	—	—	—	199,762

Contribution from related party	—	—	9,016	—	—	—	9,016

Purchase of Vander HK	—	—	-41,923	25,510	—	—	-16,412

Loss in Minority Interest in Subsidiary	—	—	—	-1,982	—	—	-1,982

Net loss	—	—	—	—	—	-438,987	-438,987

Balance as of September 30, 2018	98,179,368	$98,178	$3,435,249	$23,528	$60,001	$-3,560,458	$56,498

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income (loss)	$(438,987)	$19,826
Stock based compensation	199,761	—
Imputed interest expense	—	16,035
Changes in current assets and liabilities:
Accounts payable and accrued liabilities – related party	10,902	23,961
Net cash provided by (used in) operating activities	(228,324)	59,822

Cash flows from investing activities:
Investment in Smartag HK	(18,395)	—
Net cash provided by investing activities	(18,395)	—

Cash flows from financing activities:
Contribution from related party	9,016	—
Proceeds from the sale of common stock	210,811	—
Net cash provided by financing activities	219,827	—

Net increase (decrease) in cash	(26,892)	59,822

Cash - beginning of period	114,353	54,531

Cash - end of period	$87,461	$114,353

Supplemental disclosure of cash flows information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Shares issued for settlement of note payable – related party	$—	$1,035,000
Shares issued for settlement of secured note payable – related party	$—	$192,457
Forgiveness of related party receivable	$41,923	$—

The accompanying notes are an integral part of the financial statements.

Smartag International, Inc.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

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

NOTE 2 – Basis of Presentation and Significant of Accounting Policies

Going Concern - The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. However, we have an accumulated deficit of $3,560,458 as of September 30, 2018. Our total liabilities exceeded its total assets as of September 30, 2018. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to raise additional capital, and obtain financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Employment Agreement

Effective April 1, 2018, we entered into an Employment Agreement (the “Employment Agreement”) with Lock Sen Yow, the Company’s CEO.  Under the Employment Agreement, Mr. Yow will receive a base salary of $200,000 per year and a guaranteed bonus of $40,000 per year.   Mr. Yow shall receive 10,000,000 options to purchase the Company’s common at an exercise price of $0.30 per share (“Employee Options”). Employee Options shall vest quarterly over a five-year period. To the extent, the Employee Agreement is terminated, Employee has 90 days from termination to exercise the options or they will expire. The term of the options shall be 5 years. Employee Options were valued at $1,997,620 which was calculated using the Black Scholes model to attain the fair market value. Mr. Yow will be eligible for an incentive bonus based on his performance.  Additionally, Mr. Yow will receive a car allowance of $500 per month and an office allowance of $2,000 per month per location.  The term of the contract is from April 1, 2018 to September 30, 2022. As of September 30, 2018, $15,200 is owed to Mr. Yow.

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

NOTE 4 – Income Taxes

We have incurred operating losses of $3,560,458, which, if not utilized, will begin to expire in 2019. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. There are additional limitations due to our change in control. Therefore, we believe we will be unable to utilize these loss carryforwards.

The effective income tax rate for the years ended September 30, 2018 and 2017 consisted of the following:

	September 30,
	2018	2017
Federal statutory income tax rate	34.00%	34.00%
State income taxes	0%	0%
Change in valuation allowance	(34.00)%	(34.00)%
Net effective income tax rate	—	—

Current year added tax asset from net loss for the years ended September 30, 2018 and 2017 are as follows:

	September 30,
	2018	2017
Net operating loss	$(3,560,458)	$(3,121,469)
Statutory tax rate (combined federal and state)	34%	34%
Non-capital tax (income) loss	(1,210,555)	(1,061,300)
Valuation allowance	1,210,555	1,061,300
	$—	$—

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2018.

NOTE 5 – Stockholder’s Equity / Deficit

As of September 30, 2018, there were authorized 500,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of preferred stock, par value $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

On March 23, 2017, various related parties relieved the Company of loans totaling $1,227,457 in exchange for the issuance of 61,372,850 shares of the Company’s common stock.

On December 29, 2017, we issued 5,000,000 of the Company’s common stock for $100,000 in cash.

In the quarter ending June 30, 2018, we issued 169,367 shares of the Company’s common stock for $50,810 in cash.

In the quarter ending September 30, 2018, 199,870 shares of the Company’s common stock was subscribed for. The Company received $60,001 in cash. These shares were issued subsequent to September 30, 2018.

There are currently 98,179,368 shares of common stock issued and outstanding and zero shares of preferred stock issued and outstanding as of September 30, 2018.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Director

Name	Age	Office Held

Lock Sen Yow	62	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Siew Hock Lau	63	Director

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

Siew Hock Lau

Siew Hock Lau (age 62) - S.H. Lau, has been involved in several technological startups in the Silicon Valley, CA for the last 25 years, serving in various capacities from CEO, VP Sales & Marketing to VP of Business Development. He had been highly successful in launching several new high-tech products into the global marketplace. Regularly represents company as presenter and invited speaker at several international scientific conferences and workshops. Scored a successful exit with the last company, Xradia Inc, in 2013, when the company was acquired by Carl Zeiss, AG.   (Xradia Inc. manufactures ultra-high resolution X-ray CT scanners for research and industries).  He is currently the CEO of New Biotic, a clinical stage biotech startup specializing in therapeutics derived from human microbiome to treat neurological and psychiatric disorders.  Additionally, he is active in Angel investing, being a member of Shasta Angels. A business consultant, life coach and mentor, he also sits in the advisory board of Providence International, a nonprofit, devoted to developing job creating business partnerships to restore sustainable livelihood and scalable businesses to at risk people and families around the world. S.H. holds a B.Sc degree in Biochemistry, a teaching degree and an MBA.

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

Director Nominations

As of September 30, 2018, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of the forms received by it during the period ended September 30, 2018 and representations that no other reports were required, the Company believes, except for the below, that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock failed to comply with all Section 16(a) filing requirements during such fiscal year. Mr. Yow has not filed Section 16(a) forms related to 57,372,850 shares received from the Company. Mr. Yap has not filed Section 16(a) forms related to 17,500,000 shares received from the Company. SSNST has not filed Section 16(a) forms related to 10,000,000 shares it has purchased.

Code of Ethics

We do not currently have a code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

The following table and related footnotes show the compensation paid during the fiscal years ended March 31, 2018 and 2017 and to the Company's executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Lock Sen Yow (1)	2018	—	—	—	199,762	(2)	—	199,762
Chief Executive Officer	2017	—	—	—	—	(2)	—	—

(1)	Mr. Yow accrued his compensation.
(2)	In April 2018, we granted 10,000,000 options to purchase shares of our common stock at $0.30 per share. These options vest over a five-year period.

Narrative Disclosure to Summary Compensation Table

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

Outstanding Equity Awards at Fiscal Year-End March 31, 2018

The following table provides information with respect to stock option and restricted stock awards held by each of our executive officers as of March 31, 2018.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date

Lock Sen Yow	4/1/2018	10,000,000	0	0.30	3/31/2023

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Lock Sen Yow
Siew Hock Lau

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 14, 2019, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class Common Stock(1)
Shenzhen Shen Nan Shun Technology Co. Ltd	10,000,000	10.16%
Chee Song Yap	17,500,000	17.79%

Executive Officers and Directors
Lock Sen Yow	57,372,850	58.32%
Siew Hock Lau	5,000,000	5.08%
All Officers and Directors as a group (2)	62,372,850	63.4%

(1)	The percent of Common Stock owned is calculated using the sum of (A) the number of shares of Common Stock owned, and (B) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of Common Stock outstanding (98,379,238), and (Z) the number of warrants and options of the beneficial owner that are exercisable within 60 days, as the denominator.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On December 18, 2013, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal years ended September 30, 2018 and 2017, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

During the years ended September 30, 2018 and 2017, the Company paid TAAD approximately $18,200 and $26,000, respectively for auditing services they performed throughout those years.

Tax Fees

During the years ended September 30, 2018 and 2017, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the years ended September 30, 2018 and 2017, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of September 30, 2018 and 2017.

Statements of Operations for the years ended September 30, 2018 and 2017.

Statements of Stockholders’ Deficit for the years ended September 30, 2018 and 2017.

Statements of Cash Flows for the years ended September 30, 2018 and 2017.

Notes to financial statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Number	Description

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Company's Form 10 filed on November 16, 2009)
3.2	Bylaws of Smartag International, Inc. (incorporated herein by reference to Exhibit 3.1 of Company's Form 8-K dated September 30, 2018)
10.1	Secured Revolving Promissory Note between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.3 of Company's Form 10 filed on November 16, 2009)
10.2	Security Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated March 17, 2009. (incorporated herein by reference to Exhibit 10.4 of Company's Form 10 filed on November 16, 2009)
10.3	Licensing and Technology Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated September 19, 2013 (incorporated herein by reference to Exhibit 10.4 of Company's Form 8-K filed on September 23, 2013)
10.4	Loan Agreement between Smartag International Inc. and Smartag Solutions Bhd. Dated September 19, 2013 (incorporated herein by reference to Exhibit 10.5 of Company's Form 8-K filed on September 23, 2013)
10.5	Securities Purchase Agreement dated July 5, 2015, by and among Smartag International, Inc. and Essential Beverage Corp. (incorporated herein by reference to Exhibit 2.1 of Company's Form 8-K filed on July 31, 2015)
10.6	Joint Venture Agreement between Smartag International, Inc., Bobby Tang Siu Ki and Yang Ye Cai dated November 2, 2015.
10.7	Joint Venture Agreement between Smartag International, Inc. and Hong Kong Vander Trade Ltd, dated February 2, 2018. (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K filed on February 7, 2018)
10.8	Joint Venture Agreement between Smartag International, Inc. and PT Supratama Makmur Sejahtera, dated February 27, 2018. (incorporated herein by reference to Exhibit 10.1 of Company's Form 8-K filed on February 28, 2018)
10.9	Employment Agreement between Smartag International, Inc. and Lock Sen Yow dated April 1, 2018 (incorporated herein by reference to Exhibit 99.1 of Company's Form 8-K filed on April 2, 2018)
31	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2018.
32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

January 14, 2019	SMARTAG INTERNATIONAL, INC.

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

Signature	Title	Date

/ s/ Lock Sen Yow Lock Sen Yow	Chairman of the Board, CEO, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	January 14, 2019

/ s/ Siew Hock Lau Siew Hock Lau	Director	January 14, 2019